Form 10-Q
period 2022-03-31
HUBBELL INC
filed 2022-04-27
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of April 22, 2022 was 53,661,255.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net sales	$1,156.1	$956.3
Cost of goods sold	833.0	694.1
Gross profit	323.1	262.2
Selling & administrative expenses	180.2	152.3
Operating income	142.9	109.9
Interest expense, net	(13.1)	(15.2)
Other income, net	3.6	1.2
Total other expense	(9.5)	(14.0)
Income from continuing operations before income taxes	133.4	95.9
Provision for income taxes	29.6	21.2
Net income from continuing operations	103.8	74.7
Less: Net income from continuing operations attributable to noncontrolling interest	(1.3)	(1.4)
Net income from continuing operations attributable to Hubbell Incorporated	102.5	73.3
Income from discontinued operations, net of tax (Note 2)	77.7	4.4
Net Income attributable to Hubbell incorporated	$180.2	$77.7

Earnings per share:
Basic earnings per share from continuing operations	$1.89	$1.34
Basic earnings per share from discontinued operations	1.43	0.09
Basic earnings per share	$3.32	$1.43

Diluted earnings per share from continuing operations	$1.88	$1.33
Diluted earnings per share from discontinued operations	1.43	0.09
Diluted earnings per share	$3.31	$1.42

Cash dividends per common share	$1.05	$0.98
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$181.5	$79.1
Other comprehensive income (loss):
Currency translation adjustments:
Foreign currency translation adjustments	4.6	(6.6)
Reclassification of currency translation losses included in net income	0.5	—
Defined benefit pension and post-retirement plans, net of taxes of $(0.5) and $(0.7)	2.1	2.0
Unrealized losses on investments, net of taxes of $0.4 and $0.0	(1.2)	(0.1)
Unrealized (losses) gains on cash flow hedges, net of taxes of $0.2 and $0.0	(0.6)	0.1
Other comprehensive income (loss)	5.4	(4.6)
Comprehensive income	186.9	74.5
Less: Comprehensive income attributable to noncontrolling interest	1.3	1.4
Comprehensive income attributable to Hubbell Incorporated	$185.6	$73.1
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$359.0	$286.2
Short-term investments	12.4	9.4
Accounts receivable (net of allowances of $11.5 and $10.6)	777.9	675.3
Inventories, net	708.8	662.1
Other current assets	69.0	66.8
Assets held for sale - current	—	179.5
Total Current Assets	1,927.1	1,879.3
Property, Plant, and Equipment, net	460.4	459.5
Other Assets
Investments	72.9	69.1
Goodwill	1,870.6	1,871.3
Other intangible assets, net	664.2	681.5
Other long-term assets	174.5	143.7
Assets held for sale - non-current	—	177.1
TOTAL ASSETS	$5,169.7	$5,281.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$7.8	$9.7
Accounts payable	548.5	532.8
Accrued salaries, wages and employee benefits	62.0	94.7
Accrued insurance	78.2	73.3
Other accrued liabilities	265.6	263.4
Liabilities held for sale - current	—	91.3
Total Current Liabilities	962.1	1,065.2
Long-Term Debt	1,436.1	1,435.5
Other Non-Current Liabilities	547.1	521.3
Liabilities held for sale - non-current	—	18.8
TOTAL LIABILITIES	2,945.3	3,040.8
Hubbell Incorporated Shareholders’ Equity	2,213.3	2,229.8
Noncontrolling interest	11.1	10.9
TOTAL EQUITY	2,224.4	2,240.7
TOTAL LIABILITIES AND EQUITY	$5,169.7	$5,281.5
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$103.8	$74.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.7	39.3
Deferred income taxes	(0.4)	1.5
Stock-based compensation	11.0	9.2
Provision for bad debt expense	1.6	(0.5)
(Gain) loss on sale of assets	0.9	(4.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(96.9)	(64.4)
Increase in inventories, net	(45.2)	(6.9)
Increase in accounts payable	19.4	36.3
Decrease in current liabilities	(42.9)	(46.7)
Changes in other assets and liabilities, net	1.0	14.6
Contribution to qualified defined benefit pension plans	—	(0.1)
Other, net	(1.4)	0.1
Net cash (used) provided by operating activities from Continuing Operations	(14.4)	53.1
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(21.4)	(19.3)
Acquisitions, net of cash acquired	—	0.1
Proceeds from disposal of business, net of cash	348.6	—
Purchases of available-for-sale investments	(15.2)	(2.3)
Proceeds from available-for-sale investments	5.8	1.2
Other, net	0.1	5.3
Net cash provided (used) in investing activities from Continuing Operations	317.9	(15.0)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	—	298.7
Payment of short-term debt, net	(1.9)	(91.6)
Payment of dividends	(56.9)	(53.2)
Debt issuance costs	—	(3.2)
Acquisition of common shares	(144.0)	(10.0)
Other, net	(7.6)	(8.3)
Net cash (used) provided by financing activities from Continuing Operations	(210.4)	132.4
Discontinued Operations:
Cash (used) provided by operating activities	(22.1)	5.8
Cash used in investing activities	(1.7)	(0.3)
Cash (used) provided by discontinued operations	(23.8)	5.5
Effect of exchange rate changes on cash and cash equivalents	3.2	(1.8)
Increase in cash and cash equivalents	72.5	174.2
Cash and cash equivalents, beginning of year	286.2	259.6
Cash and cash equivalents within assets held for sale, beginning of year	0.7	1.0
Restricted cash, included in other assets, beginning of year	2.7	—
Less: Restricted cash, included in Other Assets	3.1	—
Less: Cash and cash equivalents within assets held for sale, end of period	—	1.0
Cash and cash equivalents, end of period	$359.0	$433.8
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2021.

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company, for total cash consideration of $350 million, subject to customary adjustments with respect to working capital. The disposal of the Commercial and Industrial Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The Commercial and Industrial Lighting businesses' results of operations and the related cash flows have been reclassified to income from discontinued operations in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Condensed Consolidated Financial Statements, which note is incorporated herein by reference.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of March 31, 2022. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) as if the acquirer had originated the contracts at the date of the business combination. The provisions of ASU 2021-08 are effective for interim periods and fiscal years beginning after December 15, 2022, with early adoption permitted. If early adopted, the provisions of ASU 2021-08 apply retrospectively to all business combinations that occurred on or after the first day of the fiscal year in which the standard is adopted. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.
HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance." This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for financial statements issued for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 2 Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business to GE Current, a Daintree Company, for total cash consideration of $350 million, subject to customary adjustments with respect to working capital. The sale of this business represents a strategic shift that will have a major effect on our operations and financial results, and as a result, is reported as a discontinued operation in our Condensed Consolidated Financial Statements for all periods presented. The assets and liabilities of this business are also presented as held for sale in the Condensed Consolidated Balance Sheets, in the periods prior to the sale. The Commercial and Industrial Lighting business was previously included in the Electrical Solutions segment.

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company will act as a supplier of finished goods and component parts to the Commercial and industrial Lighting business after the completion of the sale. Income from the TSA and supply agreement was $2.8 million for the quarter ended March 31, 2022 and was recorded in Other Income in the Condensed Consolidated Financial Statements.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales	$29.1	$122.2
Cost of goods sold	27.7	96.0
Gross profit	1.4	26.2
Selling & administrative expenses	10.7	19.9
Operating (loss) income	(9.3)	6.3
Gain on disposal of business	88.5	—
Other income (expense)	0.2	(0.6)
Income from discontinued operations before income taxes	79.4	5.7
Provision for income taxes	1.7	1.3
Income from discontinued operations, net of taxes	$77.7	$4.4
Income from discontinued operations, net of taxes for the quarter ended March 31, 2022 includes transaction and separation costs of $2.1 million and a pre-tax gain on the disposal of $88.5 million.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

The following table presents the major classes of assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet for the year ended December 31, 2021:

(in millions)	December 31, 2021
Cash and cash equivalents	$0.7
Accounts receivable	83.1
Inventories, net	89.8
Other current assets	5.9
Assets held for sale - current	$179.5
Property, Plant, and Equipment, net	77.7
Goodwill	50.2
Other intangible assets, net	37.3
Other long-term assets	11.9
Assets held for sale - non-current	$177.1
Accounts payable	50.2
Accrued salaries, wages and employee benefits	8.5
Accrued insurance	3.9
Other accrued liabilities	28.7
Liabilities held for sale - current	$91.3
Other Non-Current Liabilities	18.8
Liabilities held for sale - non-current	$18.8

NOTE 3 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions primarily in the Utility Solutions segment recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are approximately two percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

Back to Contents

The following table presents disaggregated revenue by business group. On January 1, 2022, we internally reorganized certain businesses within our Electrical Solutions segment to simplify the organization structure and align the organization to better serve our customers. This change had no impact to our reportable segments. In conjunction with this change, prior period amounts have been reclassified to conform to the organizational changes within the Electrical Solutions segment.

	Three Months Ended March 31,
in millions	2022	2021
Net sales
Electrical Products	$227.7	$181.6
Connection and Bonding	143.9	116.1
Industrial Controls	73.0	58.5
Retail and Builder	59.7	67.9
Total Electrical Solutions	$504.3	$424.1
Utility T&D Components	491.5	374.9
Utility Communications and Controls	160.3	157.3
Total Utility Solutions	$651.8	$532.2
TOTAL	$1,156.1	$956.3

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
in millions	2022	2021
Net sales
United States	$440.4	$366.8
International	63.9	57.3
Total Electrical Solutions	$504.3	$424.1
United States	618.5	501.4
International	33.3	30.8
Total Utility Solutions	$651.8	$532.2
TOTAL	$1,156.1	$956.3

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $23.0 million as of March 31, 2022 compared to $16.7 million as of December 31, 2021. The $6.3 million increase in our contract liabilities balance was primarily due to a $14.0 million net increase in current year deferrals primarily due to timing of advance payments on certain orders partially offset by the recognition of $7.7 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2022. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2022.

Unsatisfied Performance Obligations

As of March 31, 2022, the Company had approximately $420 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 4 Segment Information

The Company's reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment. The Electrical Solutions segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures, components and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of wiring devices, lighting fixtures and electrical products that have residential and utility applications, including residential products with Internet-of-Things ("IoT") enabled technologies. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and OEMs.

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2022	2021	2022	2021	2022	2021
Three Months Ended March 31,
Electrical Solutions	$504.3	$424.1	$54.8	$49.2	10.9%	11.6%
Utility Solutions	651.8	532.2	88.1	60.7	13.5%	11.4%
TOTAL	$1,156.1	$956.3	$142.9	$109.9	12.4%	11.5%
HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	March 31, 2022	December 31, 2021
Raw material	$269.3	$241.0
Work-in-process	139.8	129.4
Finished goods	436.1	428.6
Subtotal	845.2	799.0
Excess of FIFO over LIFO cost basis	(136.4)	(136.9)
TOTAL	$708.8	$662.1
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2022, by segment, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE DECEMBER 31, 2021	$612.5	$1,258.8	$1,871.3
Foreign currency translation	(0.3)	(0.4)	(0.7)
BALANCE MARCH 31, 2022	$612.2	$1,258.4	$1,870.6

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	March 31, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$181.2	$(69.8)	$181.3	$(67.6)
Customer relationships, developed technology and other	901.6	(389.6)	901.2	(374.0)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,082.8	$(459.4)	$1,082.5	$(441.6)
Indefinite-lived:
Tradenames and other	40.8	—	40.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,123.6	$(459.4)	$1,123.1	$(441.6)

Amortization expense associated with definite-lived intangible assets was $17.5 million and $19.9 million during the three months ended March 31, 2022 and 2021, respectively. Future amortization expense associated with these intangible assets is estimated to be $52.3 million for the remainder of 2022, $65.4 million in 2023, $61.4 million in 2024, $57.3 million in 2025, $53.7 million in 2026, and $48.7 million in 2027. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The organizational changes described in Note 3 - Revenue resulted in a change in the Company's reporting units effective January 1, 2022 within the Electrical Solutions segment. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment prior to the change, for the reporting units within the Electrical Solutions segment. Because the changes did not affect the Utility Solutions segment, no interim goodwill impairment assessment was required for that segment.

For the three reporting units within the Electrical Solutions segment, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment exists.

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

As of January 1, 2022, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	March 31, 2022	December 31, 2021
Customer program incentives	$41.7	$67.3
Accrued income taxes	23.7	4.8
Contract liabilities - deferred revenue	23.0	16.7
Customer refund liability	15.8	16.7
Accrued warranties(1)	36.4	36.7
Current operating lease liabilities	29.8	27.1
Other	95.2	94.1
TOTAL	$265.6	$263.4
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	March 31, 2022	December 31, 2021
Pensions	$186.8	$189.8
Other post-retirement benefits	17.0	17.0
Deferred tax liabilities	114.3	114.7
Accrued warranties long-term(1)	29.9	29.4
Non-current operating lease liabilities	87.8	58.3
Other	111.3	112.1
TOTAL	$547.1	$521.3
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 9 Total Equity

A summary of changes in total equity for the three months ended March 31, 2022 and the three months ended March 31, 2021 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	180.2	—	180.2	1.3
Other comprehensive (loss) income	—	—	—	5.4	5.4	—
Stock-based compensation	—	11.1	—	—	11.1	—
Acquisition/surrender of common shares(1)	—	(11.2)	(145.2)	—	(156.4)	—
Cash dividends declared ($1.05 per share)	—	—	(56.9)	—	(56.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.1)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2022	$0.6	$—	$2,538.1	$(325.4)	$2,213.3	$11.1

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	77.7	—	77.7	1.4
Other comprehensive (loss) income	—	—	—	(4.6)	(4.6)	—
Stock-based compensation	—	9.5	—	—	9.5	—
Acquisition/surrender of common shares(1)	—	(14.0)	(2.7)	—	(16.7)	—
Cash dividends declared ($0.98 per share)	—	—	(53.3)	—	(53.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2021	$0.6	$0.5	$2,415.4	$(333.8)	$2,082.7	$15.3
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $145.2 million and $2.7 million in the first three months of 2022 and 2021, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2022 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	(0.6)	(1.2)	—	4.6	2.8
Amounts reclassified from accumulated other comprehensive loss	—	—	2.1	0.5	2.6
Current period other comprehensive income (loss)	(0.6)	(1.2)	2.1	5.1	5.4
BALANCE AT MARCH 31, 2022	$(0.2)	$(0.6)	$(200.7)	$(123.9)	$(325.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 is provided below (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2022	2021	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$(0.1)	Net sales
	—	(0.3)	Cost of goods sold
	—	(0.4)	Total before tax
	—	0.1	Tax benefit (expense)
	$—	$(0.3)	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$—
Actuarial gains/(losses) (a)	(2.5)	(2.7)
	(2.6)	(2.7)	Total before tax
	0.5	0.7	Tax benefit (expense)
	$(2.1)	$(2.0)	Gain (loss) net of tax
Reclassification of currency translation gain (loss):
	$(0.5)	$—	Gain (loss) on disposition of business (Note 2)
	—	—	Tax benefit (expense)
	$(0.5)	$—	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(2.6)	$(2.3)	Gain (loss) net of tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 - Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).
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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$102.5	$73.3
Less: Earnings allocated to participating securities	(0.3)	(0.2)
Net income from continuing operations available to common shareholders	$102.2	$73.1

Net income from discontinued operations attributable to Hubbell Incorporated	$77.7	$4.4
Less: Earnings allocated to participating securities	(0.2)	(0.1)
Net income from discontinued operations available to common shareholders	$77.5	$4.3

Net income attributable to Hubbell Incorporated	$180.2	$77.7
Less: Earnings allocated to participating securities	(0.5)	(0.3)
Net income available to common shareholders	$179.7	$77.4

Denominator:
Average number of common shares outstanding	54.1	54.2
Potential dilutive common shares	0.3	0.5
Average number of diluted shares outstanding	54.4	54.7

Basic earnings per share:
Basic earnings per share from continuing operations	$1.89	$1.34
Basic earnings per share from discontinued operations	$1.43	$0.09
Basic earnings per share	$3.32	$1.43

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.88	$1.33
Diluted earnings per share from discontinued operations	$1.43	$0.09
Diluted earnings per share	$3.31	$1.42

The Company did not have any significant anti-dilutive securities outstanding during the three months ended March 31, 2022 and 2021.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2022 and 2021 (in millions):

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Three Months Ended March 31,
Service cost	$0.2	$0.2	$—	$—
Interest cost	6.3	6.0	0.1	0.1
Expected return on plan assets	(8.2)	(9.1)	—	—
Amortization of prior service cost	0.1	—	—	—
Amortization of actuarial losses (gains)	2.6	2.7	(0.1)	—
Settlement and curtailment losses	—	—	—	—
NET PERIODIC BENEFIT COST	$1.0	$(0.2)	$—	$0.1

Employer Contributions

The Company made no contributions to its foreign pension plans during the three months ended March 31, 2022. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2022.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2022 and December 31, 2021, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2022 and 2021 are set forth below (in millions):

	2022	2021
BALANCE AT JANUARY 1, (a)	$66.1	$72.7
Provision	3.7	1.5
Expenditures/payments/other	(3.5)	(2.6)
BALANCE AT MARCH 31, (a)	$66.3	$71.6
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 14 Fair Value Measurement

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
At March 31, 2022 our accounts receivable balance was $777.9 million, net of allowances of $11.5 million. During the three months ended March 31, 2022 our allowances increased approximately $0.9 million.
Investments

At March 31, 2022 and December 31, 2021, the Company had $63.5 million and $54.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $64.4 million and $53.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021 the unrealized losses attributable to our available-for-sale debt securities was $1.1 million and $0.1 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $48.5 million at March 31, 2022 and $12.2 million at December 31, 2021.

The Company also had trading securities of $21.8 million at March 31, 2022 and $24.5 million at December 31, 2021 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2022
Money market funds(a)	$100.4	$—	$—	$100.4
Available for sale investments	—	63.5	—	63.5
Trading securities	21.8	—	—	21.8
Deferred compensation plan liabilities	(21.8)	—	—	(21.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.1	—	0.1
Forward exchange contracts-(Liabilities)(c)	—	(0.3)	—	(0.3)
TOTAL	$100.4	$63.3	$—	$163.7

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2021
Money market funds(a)	$58.5	$—	$—	$58.5
Available for sale investments	—	54.0	—	54.0
Trading securities	24.5	—	—	24.5
Deferred compensation plan liabilities	(24.5)	—	—	(24.5)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
TOTAL	$58.5	$54.5	$—	$113.0
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $1.0 million and $1.2 million of trading securities related to these deferred compensation plans during the three months ended March 31, 2022 and 2021, respectively. As a result of participant distributions, the Company sold $2.4 million of these trading securities during the three months ended March 31, 2022 and $1.2 million during the three months ended March 31, 2021. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of March 31, 2022 and December 31, 2021, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,436.1 million and $1,435.5 million, respectively. The estimated fair value of the long-term debt as of March 31, 2022 and December 31, 2021 was $1,422.1 million and $1,524.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three months ended March 31, 2022, we incurred costs for restructuring actions initiated in 2022 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$0.1	$0.2	$0.1	$(0.2)	$0.2	$—
Utility Solutions	1.0	0.3	0.4	—	1.4	0.3
Total Pre-Tax Restructuring Costs	$1.1	$0.5	$0.5	$(0.2)	$1.6	$0.3

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/22	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/2022
2022 Restructuring Actions
Severance	$—	$1.6	$—	$1.6
Asset write-downs	—	—	—	—
Facility closure and other costs	—	—	—	—
Total 2022 Restructuring Actions	$—	$1.6	$—	$1.6
2021 and Prior Restructuring Actions
Severance	$4.1	$(0.1)	$(0.8)	$3.2
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.1	(0.1)	0.1
Total 2021 and Prior Restructuring Actions	$4.2	$—	$(0.9)	$3.3
Total Restructuring Actions	$4.2	$1.6	$(0.9)	$4.9

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2021	Costs incurred in the first three months of 2022	Remaining costs at 3/31/2022
2022 Restructuring Actions
Electrical Solutions	$0.1	$—	$0.1	$—
Utility Solutions	3.2	—	1.5	1.7
Total 2022 Restructuring Actions	$3.3	$—	$1.6	$1.7
2021 and Prior Restructuring Actions
Electrical Solutions	$2.1	$1.5	$0.1	$0.5
Utility Solutions	8.5	2.4	(0.1)	6.2
Total 2021 and Prior Restructuring Actions	$10.6	$3.9	$—	$6.7
Total Restructuring Actions	$13.9	$3.9	$1.6	$8.4
HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2022	December 31, 2021
Senior notes at 3.35%	2026	$397.4	$397.2
Senior notes at 3.15%	2027	297.1	297.0
Senior notes at 3.50%	2028	445.7	445.5
Senior notes at 2.300%	2031	295.9	295.8
TOTAL LONG-TERM DEBT(a)		$1,436.1	$1,435.5
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.

2021 Credit Facility

The Company has a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2022. As of March 31, 2022, the 2021 Credit Facility was undrawn.

Short-Term Debt

The Company had $7.8 million and $9.7 million of short-term debt outstanding at March 31, 2022 and December 31, 2021, respectively, which consisted primarily of borrowings to support our international operations in China and other short term debt to support operations.

HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

NOTE 18 Stock-Based Compensation

As of March 31, 2022, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2022, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

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

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest either in three equal installments on each of the first three anniversaries of the grant date or on the third-year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

In February 2022, the Company granted 55,457 restricted stock awards with a fair value per share of $185.87.

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

In February 2022, the Company granted 137,099 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the first three months of 2022:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2022	2.1%	27.4%	1.8%	4.9 years	$39.25

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

HUBBELL INCORPORATED-Form 10-Q    25

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

Performance Shares - Market Condition

In February 2022, the Company granted 14,076 performance shares that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return ("TSR") compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for the 2022 grant was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2022:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2022	$185.87	2.3%	39.7%	1.6%	2.9 years	$221.94

Expected volatilities are based on historical volatilities of the Company’s and members of the peer group's stock over the expected term of the award. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2022, the Company granted 28,628 performance shares that will vest subject to an internal Company-based performance condition and service requirement.

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

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $174.48 for the awards granted in the first quarter of 2022.

Grant Date	Fair Value	Performance Period	Payout Range
February 2022	$174.48	Jan 2022 - Dec 2024	0-200%

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovation solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 16,100 individuals worldwide as of March 31, 2022.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment.

Results for the three months ended March 31, 2022 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Productivity programs affect virtually all functional areas within the Company by reducing or eliminating waste and improving processes. We continue to expand our efforts related to global product and component sourcing and supplier cost reduction programs. Value engineering efforts, product transfers and the use of lean process improvement techniques are expected to continue to increase manufacturing efficiency. In addition, we continue to build upon the benefits of our enterprise resource planning system across all functions.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, as of March 31, 2022 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

The COVID-19 pandemic continues to pose the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, and resulting shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or the risk that the pandemic may otherwise interrupt or impair business activities. The Occupational Safety and Health Administration (OSHA) issued an emergency testing standard (ETS) in November 2021, which would have required employers with 100 or more employees to enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo masking and regular COVID-19 testing. Although the U.S. Supreme Court stayed the ETS on January 13, 2022, and it was withdrawn effective January 26, 2022, OSHA is not withdrawing its proposed vaccination rule. Additionally, President Biden has announced an executive order mandating COVID-19 vaccination of U.S.-based employees of companies that work on, or in support of, federal contracts. On December 7, 2021, a judge in the U.S. District Court for the Southern District of Georgia issued a preliminary injunction, halting the government's enforcement of the federal contractor vaccine mandate nationwide. Other federal courts have also issued injunctions. We cannot currently predict the impact that the contractor vaccine mandate, if the injunctions are lifted, or the OSHA proposed rule, if adopted, or other similar rulemaking would have on our workforce, our ability to secure skilled labor in the future, or the cost of implementation and compliance with such rule and the executive order.

Additionally, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship finished products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity cost that may persist through 2022.

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company, for total cash consideration of $350 million, subject to customary adjustments with respect to working capital. The sale of this business is reported as a discontinued operation in our Condensed Consolidated Financial Statements. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Condensed Consolidated Financial Statements, which note is incorporated herein by reference.

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three month periods ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

Results of Operations – First Quarter of 2022 compared to the First Quarter of 2021

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2022	% of Net sales	2021	% of Net sales
Net sales	$1,156.1		$956.3
Cost of goods sold	833.0	72.1%	694.1	72.6%
Gross profit	323.1	27.9%	262.2	27.4%
Selling & administrative ("S&A") expense	180.2	15.6%	152.3	15.9%
Operating income	142.9	12.4%	109.9	11.5%
Net income from continuing operations	103.8	9.0%	74.7	7.8%
Less: Net income from continuing operations attributable to non-controlling interest	(1.3)	(0.1)%	(1.4)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	102.5	8.9%	73.3	7.7%
Income from discontinued operations, net of tax	77.7		4.4
Net income attributable to Hubbell incorporated	180.2		77.7
Less: Earnings allocated to participating securities	(0.5)		(0.3)
Net income available to common shareholders	$179.7		$77.4
Average number of diluted shares outstanding	54.4		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$1.88		$1.33
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$1.43		$0.09

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for Fiscal Year Ended December 31, 2021.

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

Organic net sales (or organic net sales growth), a non-GAAP measure, represent Net sales according to U.S. GAAP, less Net sales from acquisitions and divestitures during the first twelve months of ownership or divestiture, respectively, less the effect of fluctuations in Net sales from foreign currency exchange. The period-over-period effect of fluctuations in Net sales from foreign currency exchange is calculated as the difference between local currency Net sales of the prior period translated at the current period exchange rate as compared to the same local currency Net sales translated at the prior period exchange rate. We believe this measure provides management and investors with a more complete understanding of the underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency as these activities can obscure underlying trends. When comparing Net sales growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. For example, because Net sales from acquisitions are considered inorganic from the date we complete an acquisition through the end of the first year following the acquisition, Net sales from such acquisition are reflected as organic net sales thereafter.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

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

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$323.1	27.9%	$262.2	27.4%
Amortization of acquisition-related intangible assets	5.6	0.5%	8.6	0.9%
Adjusted gross profit	$328.7	28.4%	$270.8	28.3%
S&A expenses (GAAP measure)	$180.2	15.6%	$152.3	15.9%
Amortization of acquisition-related intangible assets	11.9	1.1%	12.8	1.3%
Adjusted S&A expenses	$168.3	14.6%	$139.5	14.6%
Operating income (GAAP measure)	$142.9	12.4%	$109.9	11.5%
Amortization of acquisition-related intangible assets	17.5	1.5%	21.4	2.2%
Adjusted operating income	$160.4	13.9%	$131.3	13.7%
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$102.5		$73.3
Amortization of acquisition-related intangible assets	17.5		21.4
Subtotal	$120.0		$94.7
Income tax effects(1)	4.3		5.3
Adjusted net income from continuing operations attributable to Hubbell Incorporated	$115.7		$89.4
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Adjusted net income from continuing operations available to common shareholders	$115.4		$89.1
Average number of diluted shares outstanding	54.4		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED FROM CONTINUING OPERATIONS	$2.12		$1.63
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$199.8	20.9	$(1.3)	(0.1)
Impact of acquisitions	—	—	32.9	3.5
Impact of divestitures	(2.8)	(0.3)	—	—
Foreign currency exchange	(0.3)	—	1.0	0.1
Organic net sales growth (decline) (non-GAAP measure)	$202.9	21.2	$(35.2)	(3.7)

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Net Sales

Net sales of $1,156.1 million in the first quarter of 2022 increased by $199.8 million compared to the first quarter of 2021. Organic net sales increased by 21.2% primarily due to favorable price realization, and higher unit volume, which was partially offset by 0.3% due to the impact of divestitures.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold decreased by 50 basis points to 72.1% in the first quarter of 2022, as compared to 72.6% in the first quarter of 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation, higher unit volume, and a decrease in amortization of acquisition-related intangibles, partially offset by higher freight, logistics and manufacturing costs.

Gross Profit

The gross profit margin in the first quarter of 2022 increased by 50 basis points to 27.9% as compared to 27.4% in the first quarter of 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 28.4% in the first quarter of 2022 as compared to 28.3% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization that was in excess of material cost inflation, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs.

Selling & Administrative Expenses

S&A expense in the first quarter of 2022 was $180.2 million and increased by $27.9 million compared to the prior year period. S&A expense as a percentage of Net sales decreased by 30 basis points to 15.6% in the first quarter of 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales was 14.6% in the first quarter of 2022 which was flat compared to the same period of the prior year, as the impact of higher T&E cost and other cost inflation was offset by a benefit from an increase in Net sales volume.

Total Other Expense

Total other expense decreased by $4.5 million in the first quarter of 2022 to $9.5 million, primarily due to $3.2 million of income from transition services related to the C&I Lighting business disposition and $2.1 million of lower interest expense in the first quarter of 2022.

Income Taxes

The effective tax rate in the first quarter of 2022 increased to 22.2% as compared to 22.1% in the first quarter of 2021.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $102.5 million in the first quarter of 2022 and increased 39.8% as compared to the same period of the prior year. As a result, earnings per diluted share from continuing operations in the first quarter of 2022 increased 41.4% as compared to the first quarter of 2021. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, was $115.7 million in the first quarter of 2022 and increased by 29.4% as compared to the first quarter of 2021. Adjusted earnings per diluted share from continuing operations in the first quarter of 2022 increased by 30.1% as compared to the first quarter of 2021.

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $77.7 million in the first quarter of 2022 as compared to $4.4 million in the same prior year period. The results in the first quarter of 2022 included a $88.5 million gain on disposal as a result of the disposition of the C&I Lighting business, partially offset by $2.1 million of transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

Segment Results

ELECTRICAL SOLUTIONS

	Three Months Ended March 31,
(In millions)	2022	2021
Net sales	$504.3	$424.1
Operating income (GAAP measure)	54.8	49.2
Amortization of acquisition-related intangible assets	3.5	3.4
Adjusted operating income	$58.3	$52.6
Operating margin (GAAP measure)	10.9%	11.6%
Adjusted operating margin	11.6%	12.4%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$80.2	18.9	$(6.8)	(1.6)
Impact of acquisitions	—	—	5.7	1.3
Impact of divestitures	—	—	—	—
Foreign currency exchange	(0.8)	(0.2)	2.0	0.5
Organic net sales growth (non-GAAP measure)	$81.0	19.1	$(14.5)	(3.4)

Net sales in the Electrical Solutions segment in the first quarter of 2022 were $504.3 million and increased by $80.2 million, or 18.9%, as compared to the first quarter of 2021. The increase resulted from a 19.1% increase in organic net sales in the first quarter of 2022 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, and a 0.2% decrease from foreign exchange.

Operating income in the Electrical Solutions segment for the first quarter of 2022 was $54.8 million and increased approximately 11.4% compared to the first quarter of 2021, while operating margin in the first quarter of 2022 decreased by 70 basis points to 10.9%. Excluding amortization of acquisition-related intangibles, adjusted operating margin decreased by 80 basis points to 11.6%, as compared to the same prior year period. The decrease in the adjusted operating margin in the first quarter of 2022 is primarily due to higher freight, logistics and manufacturing costs and higher restructuring and related cost, partially offset by price realization that exceeded material cost inflation and higher Net sales volume.

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

UTILITY SOLUTIONS

	Three Months Ended March 31,
(In millions)	2022	2021
Net sales	$651.8	$532.2
Operating income (GAAP measure)	88.1	60.7
Amortization of acquisition-related intangible assets	14.0	18.0
Adjusted operating income	$102.1	$78.7
Operating margin (GAAP measure)	13.5%	11.4%
Adjusted operating margin	15.7%	14.8%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$119.6	22.5	$5.5	1.0
Impact of acquisitions	—	—	27.2	5.1
Impact of divestitures	(2.8)	(0.5)	—	—
Foreign currency exchange	0.5	0.1	(1.0)	(0.2)
Organic net sales growth (non-GAAP measure)	$121.9	22.9	$(20.7)	(3.9)

Net sales in the Utility Solutions segment in the first quarter of 2022 were $651.8 million, an increase of $119.6 million, or 22.5%, as compared to the first quarter of 2021. This increase was due to a 22.9% increase in organic net sales driven by favorable price realization, and higher unit volumes, partially offset by 0.5% due to the impact of divestitures.

Within the Utility Solutions segment, Net sales of our Utility T&D components businesses increased by 31.1% in the first quarter of 2022 as compared to the prior year period, primarily driven by organic net sales growth. Net sales of our Utility communications and controls businesses increased by 2.0% in the first quarter of 2022 as compared to the prior year period, primarily from an increase in organic net sales, partially offset by a decrease in Net sales due to divestitures.

Operating income in the Utility Solutions segment for the first quarter of 2022 was $88.1 million, increasing 45.1% compared to the first quarter of 2021. Operating margin increased to 13.5% as compared to 11.4% in the same period of 2021. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 15.7% in the first quarter of 2022 compared to 14.8% in the prior year period, primarily driven by price realization that exceeded material cost inflation, higher unit volume, and savings from productivity initiatives, partially offset by, higher freight, logistics and manufacturing costs.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three months ended March 31,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$(14.4)	$53.1
Investing activities from continuing operations	317.9	(15.0)
Financing activities from continuing operations	(210.4)	132.4
Cash from discontinued operations	(23.8)	5.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.2	(1.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$72.5	$174.2

Cash used in operating activities from continuing operations for the three months ended March 31, 2022 was $14.4 million compared to cash provided by operating activities from continuing operations of $53.1 million for the same period in 2021. The decrease was primarily due to changes in the components of working capital, including accounts receivable and inventories as we invested in working capital to serve customer demand and growth in our order backlog, partially offset by higher net income during the first quarter of 2022 compared to the same period in the prior year.

Cash provided by investing activities from continuing operations was $317.9 million in the three months ended March 31, 2022 compared to cash used of $15.0 million during the comparable period in 2021 and was driven by $348.6 million in net proceeds from the disposal of the C&I Lighting business, partially offset by higher net of purchases of available for sale investments, as well as higher cash used for capital expenditures in the first quarter of 2022.

Cash used in financing activities from continuing operations was $210.4 million in the three months ended March 31, 2022 as compared to cash provided of $132.4 million in the comparable period of 2021. The change in cash flows from financing activities of continuing operations primarily reflects an increase of $134.0 million from the Company's share repurchases in the first quarter of 2022 compared to the same prior year period and net borrowings, including the issuance of the 2031 Notes (as defined below), in the prior year period.

Cash from discontinued operations was a use of cash of $23.8 million in the three months ended March 31, 2022 as compared to cash provided by discontinued operations of $5.5 million in the comparable period of 2021.

The favorable impact of foreign currency exchange rates on cash was $3.2 million for the three months ended March 31, 2022 and is primarily related to strengthening of the Mexican Peso, Canadian dollar and Brazilian Real versus the U.S. Dollar.

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

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

The table below presents the restructuring and related costs incurred in the first three months of 2022, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of March 31, 2022 and in prior years (in millions):

	Costs incurred in the three months ended March 31, 2022	Additional expected costs	Expected completion date
2022 Restructuring Actions	$1.6	$1.7	2022
2021 and Prior Restructuring Actions	—	6.7	2022
Total Restructuring cost (GAAP measure)	$1.6	$8.4
Restructuring-related costs	1.7	0.4
Restructuring and related costs (Non-GAAP)	$3.3	$8.8

During the first three months of 2022, we invested $21.4 million in capital expenditures, an increase of $2.1 million from the comparable period of 2021 as we continue to invest in automation and productivity initiatives.

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first three months of 2022, the Company repurchased $150.0 million of shares of common stock authorized under the October 2020 program. At March 31, 2022, our remaining share repurchase authorization under the October 2020 program is $138.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2022 and December 31, 2021, the Company had $1,436.1 million and $1,435.5 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at March 31, 2022.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2022. As of March 31, 2022, the 2021 Credit Facility was undrawn.

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

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

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

At March 31, 2022 and December 31, 2021, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,436.1 million and $1,435.5 million at March 31, 2022 and December 31, 2021, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of March 31, 2022.

Short-term Debt

At March 31, 2022 and December 31, 2021 the Company had $7.8 million and $9.7 million, respectively, of short-term debt outstanding, which consisted primarily of borrowings to support our international operations in China, as well as $5.4 million of other short term debt at March 31, 2022 to support operations.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2022	December 31, 2021
Total Debt	$1,443.9	$1,445.2
Hubbell Incorporated Shareholders’ Equity	2,213.3	2,229.8
TOTAL CAPITAL	$3,657.2	$3,675.0
Total Debt to Total Capital	39%	39%
Cash and Investments	444.3	364.7
Net Debt	$999.6	$1,080.5
Net Debt to Total Capital	27%	29%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2022, we returned capital to our shareholders by paying $56.9 million of dividends on our common stock and using $144.0 million of cash for share repurchases.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the Financial Condition, Liquidity and Capital Resources section in our Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the Tax Cuts and Jobs Acts of 2017 (the "TCJA"), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $359.0 million of cash and cash equivalents at March 31, 2022, of which approximately 16% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at March 31, 2022.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2022, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitutres, the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management in response to the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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
•The impact of certain divestitures, including the benefits and costs of the sale of the C&I Lighting business to GE Current, a Daintree Company.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the three months ended March 31, 2022. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. In the three months ended March 31, 2022, the Company repurchased shares for an aggregate purchase price of approximately $150.0 million. Our remaining share repurchase authorization under the 2020 program is $138.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares of Common Stock Purchased (a) (000s)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the Programs (in millions)
BALANCE AS OF DECEMBER 31, 2021			$288.8
January 2022	—	—	$288.8
February 2022	329	$182.55	$228.8
March 2022	491	$183.37	$138.8
TOTAL FOR THE QUARTER ENDED MARCH 31, 2022	820	$183.04
(a)Purchased under our 2020 share repurchase program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced in October 2020.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2022

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    44