Form 10-Q
period 2022-06-30
HUBBELL INC
filed 2022-07-27
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of July 22, 2022 was 53,677,757.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,256.0	$1,054.3	$2,412.1	$2,010.6
Cost of goods sold	872.8	756.0	1,705.8	1,450.1
Gross profit	383.2	298.3	706.3	560.5
Selling & administrative expenses	192.6	156.1	372.8	308.4
Operating income	190.6	142.2	333.5	252.1
Interest expense, net	(12.7)	(12.6)	(25.8)	(27.8)
Loss on disposition of business	—	(6.8)	—	(6.8)
Loss on extinguishment of debt	—	(16.8)	—	(16.8)
Pension charge (Note 12)	(4.4)	—	(4.4)	—
Other income, net	2.5	0.5	6.1	1.7
Total other expense	(14.6)	(35.7)	(24.1)	(49.7)
Income from continuing operations before income taxes	176.0	106.5	309.4	202.4
Provision for income taxes	38.9	16.9	68.5	38.1
Net income from continuing operations	137.1	89.6	240.9	164.3
Less: Net income from continuing operations attributable to noncontrolling interest	(1.5)	(0.8)	(2.8)	(2.2)
Net income from continuing operations attributable to Hubbell Incorporated	135.6	88.8	238.1	162.1
(Loss) income from discontinued operations, net of tax (Note 2)	(13.6)	7.0	64.1	11.4
Net Income attributable to Hubbell Incorporated	$122.0	$95.8	$302.2	$173.5

Earnings per share:
Basic earnings per share from continuing operations	$2.52	$1.63	$4.41	$2.97
Basic earnings per share from discontinued operations	(0.25)	0.13	1.19	0.22
Basic earnings per share	$2.27	$1.76	$5.60	$3.19

Diluted earnings per share from continuing operations	$2.51	$1.62	$4.39	$2.95
Diluted earnings per share from discontinued operations	(0.25)	0.12	1.18	0.21
Diluted earnings per share	$2.26	$1.74	$5.57	$3.16

Cash dividends per common share	$1.05	$0.98	$2.10	$1.96
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2022	2021
Net income	$123.5	$96.6
Other comprehensive (loss) income:
Currency translation adjustments:
Foreign currency translation adjustments	(29.7)	9.3
Reclassification of currency translation losses included in net income	—	—
Defined benefit pension and post-retirement plans, net of taxes of $(1.3) and $(0.7)	3.4	2.1
Unrealized losses on investments, net of taxes of $0.0 and $0.0	—	—
Unrealized (losses) gains on cash flow hedges, net of taxes of $(0.2) and $(0.1)	0.5	0.2
Other comprehensive (loss) income	(25.8)	11.6
Comprehensive income	97.7	108.2
Less: Comprehensive income attributable to noncontrolling interest	1.5	0.8
Comprehensive income attributable to Hubbell Incorporated	$96.2	$107.4
See notes to unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(in millions)	2022	2021
Net income	$305.0	$175.7
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(25.1)	2.7
Reclassification of currency translation losses included in net income	0.5	—
Defined benefit pension and post-retirement plans, net of taxes of $(1.8) and $(1.4)	5.5	4.1
Unrealized losses on investments, net of taxes of $0.4 and $0.0	(1.2)	(0.1)
Unrealized (losses) gains on cash flow hedges, net of taxes of $0.0 and $(0.1)	(0.1)	0.3
Other comprehensive (loss) income	(20.4)	7.0
Comprehensive income	284.6	182.7
Less: Comprehensive income attributable to noncontrolling interest	2.8	2.2
Comprehensive income attributable to Hubbell Incorporated	$281.8	$180.5
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$424.2	$286.2
Short-term investments	13.9	9.4
Accounts receivable (net of allowances of $13.9 and $10.6)	780.5	675.3
Inventories, net	719.5	662.1
Other current assets	96.1	66.8
Assets held for sale - current	—	179.5
Total Current Assets	2,034.2	1,879.3
Property, Plant, and Equipment, net	464.8	459.5
Other Assets
Investments	71.9	69.1
Goodwill	1,859.4	1,871.3
Other intangible assets, net	644.1	681.5
Other long-term assets	163.8	143.7
Assets held for sale - non-current	—	177.1
TOTAL ASSETS	$5,238.2	$5,281.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$5.8	$9.7
Accounts payable	550.7	532.8
Accrued salaries, wages and employee benefits	91.7	94.7
Accrued insurance	73.0	73.3
Other accrued liabilities	281.7	263.4
Liabilities held for sale - current	—	91.3
Total Current Liabilities	1,002.9	1,065.2
Long-Term Debt	1,436.7	1,435.5
Other Non-Current Liabilities	530.7	521.3
Liabilities held for sale - non-current	—	18.8
TOTAL LIABILITIES	2,970.3	3,040.8
Hubbell Incorporated Shareholders’ Equity	2,256.9	2,229.8
Noncontrolling interest	11.0	10.9
TOTAL EQUITY	2,267.9	2,240.7
TOTAL LIABILITIES AND EQUITY	$5,238.2	$5,281.5
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$240.9	$164.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.4	76.9
Deferred income taxes	(38.4)	6.0
Stock-based compensation	16.7	12.8
Provision for bad debt expense	4.4	(0.3)
Loss on disposition of business	—	6.8
Loss on extinguishment of debt	—	16.8
Pension charge	4.4	—
Loss (gain) on sale of assets	1.2	(4.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(107.4)	(110.9)
Increase in inventories, net	(61.0)	(32.6)
Increase in accounts payable	22.0	78.5
Increase (decrease) in current liabilities	25.3	(18.3)
Changes in other assets and liabilities, net	(1.9)	(4.9)
Contribution to qualified defined benefit pension plans	(2.5)	(0.1)
Other, net	1.1	(1.2)
Net cash provided by operating activities from Continuing Operations	174.2	189.8
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(41.9)	(36.9)
Acquisitions, net of cash acquired	—	0.1
Proceeds from disposal of business, net of cash	348.6	8.5
Purchases of available-for-sale investments	(23.8)	(6.2)
Proceeds from available-for-sale investments	9.8	3.3
Other, net	1.1	6.6
Net cash provided (used in) investing activities from Continuing Operations	293.8	(24.6)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	—	298.7
Payment of long-term debt	—	(300.0)
Payment of short-term debt, net	(3.8)	(15.6)
Payment of dividends	(113.3)	(106.5)
Debt issuance costs	—	(4.5)
Acquisition of common shares	(150.0)	(11.2)
Other, net	(11.1)	(39.2)
Net cash used in financing activities from Continuing Operations	(278.2)	(178.3)
Discontinued Operations:
Cash (used in) provided by operating activities	(44.7)	19.5
Cash used in investing activities	(1.7)	(2.2)
Cash (used in) provided by discontinued operations	(46.4)	17.3
Effect of exchange rate changes on cash and cash equivalents	(6.0)	1.7
Increase in cash and cash equivalents	137.4	5.9
Cash and cash equivalents, beginning of year	286.2	259.6
Cash and cash equivalents within assets held for sale, beginning of year	0.7	1.0
Restricted cash, included in other assets, beginning of year	2.7	—
Less: Restricted cash, included in Other Assets	2.8	—
Less: Cash and cash equivalents within assets held for sale, end of period	—	1.1
Cash and cash equivalents, end of period	$424.2	$265.4
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of June 30, 2022. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company will act as a supplier of finished goods and component parts to the Commercial and Industrial Lighting business after the completion of the sale. Income from the TSA and supply agreement was $4.8 million and $7.6 million, respectively, for the three and six months ended June 30, 2022 and was recorded in Other Income in the Condensed Consolidated Financial Statements.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net sales	$—	$137.5	$29.1	$259.6
Cost of goods sold	—	105.9	27.7	201.9
Gross profit	—	31.6	1.4	57.7
Selling & administrative expenses	4.5	21.9	15.2	41.7
Operating (loss) income	(4.5)	9.7	(13.8)	16.0
(Loss) Gain on disposal of business	(7.7)	—	80.7	—
Other expense	(1.4)	(0.8)	(1.1)	(1.4)
(Loss) income from discontinued operations before income taxes	(13.6)	8.9	65.8	14.6
Provision for income taxes	—	1.9	1.7	3.2
(Loss) income from discontinued operations, net of taxes	$(13.6)	$7.0	$64.1	$11.4

(Loss) income from discontinued operations, net of taxes for the three and six months ended June 30, 2022 includes transaction and separation costs of $4.5 million and $6.7 million, respectively, and the six months ended June 30, 2022 includes a pre-tax gain on the disposal of $80.7 million.

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

NOTE 3 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions, primarily in the Utility Solutions segment, recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations are approximately two percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Net sales
Electrical Products	$234.8	$196.6	$462.5	$378.2
Connection and Bonding	156.4	135.4	300.3	251.5
Industrial Controls	76.7	64.7	149.7	123.2
Retail and Builder	59.6	68.8	119.3	136.7
Total Electrical Solutions	$527.5	$465.5	$1,031.8	$889.6
Utility T&D Components	556.5	421.2	1,048.0	796.1
Utility Communications and Controls	172.0	167.6	332.3	324.9
Total Utility Solutions	$728.5	$588.8	$1,380.3	$1,121.0
TOTAL	$1,256.0	$1,054.3	$2,412.1	$2,010.6

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Net sales
United States	$461.4	$396.5	$901.8	$763.3
International	66.1	69.0	130.0	126.3
Total Electrical Solutions	$527.5	$465.5	$1,031.8	$889.6
United States	689.9	560.3	1,308.4	1,061.7
International	38.6	28.5	71.9	59.3
Total Utility Solutions	$728.5	$588.8	$1,380.3	$1,121.0
TOTAL	$1,256.0	$1,054.3	$2,412.1	$2,010.6

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $21.9 million as of June 30, 2022 compared to $16.7 million as of December 31, 2021. The $5.2 million increase in our contract liabilities balance was primarily due to a $15.0 million net increase in current year deferrals primarily due to timing of advance payments on certain orders partially offset by the recognition of $9.8 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2022. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2022.

Unsatisfied Performance Obligations

As of June 30, 2022, the Company had approximately $390 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2022	2021	2022	2021	2022	2021
Three Months Ended June 30,
Electrical Solutions	$527.5	$465.5	$79.2	$69.3	15.0%	14.9%
Utility Solutions	728.5	588.8	111.4	72.9	15.3%	12.4%
TOTAL	$1,256.0	$1,054.3	$190.6	$142.2	15.2%	13.5%
Six Months Ended June 30,
Electrical Solutions	$1,031.8	$889.6	$134.0	$118.5	13.0%	13.3%
Utility Solutions	1,380.3	1,121.0	199.5	133.6	14.5%	11.9%
TOTAL	$2,412.1	$2,010.6	$333.5	$252.1	13.8%	12.5%

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	June 30, 2022	December 31, 2021
Raw material	$277.0	$241.0
Work-in-process	149.3	129.4
Finished goods	429.6	428.6
Subtotal	855.9	799.0
Excess of FIFO over LIFO cost basis	(136.4)	(136.9)
TOTAL	$719.5	$662.1
HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2022, by segment, were as follows (in millions):

	Segment
	Electrical Solutions	Utility Solutions	Total
BALANCE DECEMBER 31, 2021	$612.5	$1,258.8	$1,871.3
Foreign currency translation	(4.8)	(7.1)	(11.9)
BALANCE JUNE 30, 2022	$607.7	$1,251.7	$1,859.4

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	June 30, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$180.0	$(71.4)	$181.3	$(67.6)
Customer relationships, developed technology and other	897.4	(402.4)	901.2	(374.0)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,077.4	$(473.8)	$1,082.5	$(441.6)
Indefinite-lived:
Tradenames and other	40.5	—	40.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,117.9	$(473.8)	$1,123.1	$(441.6)

Amortization expense associated with definite-lived intangible assets was $17.4 million and $19.1 million during the three months ended June 30, 2022 and 2021, respectively, and $34.9 million and $39.0 million during the six months ended June 30, 2022 and 2021, respectively. Future amortization expense associated with these intangible assets is estimated to be $34.8 million for the remainder of 2022, $65.3 million in 2023, $61.3 million in 2024, $57.2 million in 2025, $53.7 million in 2026, and $48.6 million in 2027. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset's useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The Company completed its annual goodwill impairment test as of April 1, 2022. The Company applied the "Step-zero" test to one of its four reporting units, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is greater than its carrying amount. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other three reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic, impacts to the supply chain and higher inflation. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

As of April 1, 2022, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit's carrying value, including goodwill. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value significantly exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

The Company performs its impairment assessment of indefinite-lived intangible assets as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For the 2022 test, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance, by comparing the estimated fair value of the indefinite-lived intangible assets to their carrying values. If the estimated fair value of the indefinite-lived intangible assets exceeds their carrying value, no impairment exists. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2022, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test.
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	June 30, 2022	December 31, 2021
Customer program incentives	$53.6	$67.3
Accrued income taxes	11.0	4.8
Contract liabilities - deferred revenue	21.9	16.7
Customer refund liability	15.3	16.7
Accrued warranties(1)	36.0	36.7
Current operating lease liabilities	29.4	27.1
Other	114.5	94.1
TOTAL	$281.7	$263.4
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	June 30, 2022	December 31, 2021
Pensions	$187.5	$189.8
Other post-retirement benefits	17.0	17.0
Deferred tax liabilities	102.2	114.7
Accrued warranties long-term(1)	30.1	29.4
Non-current operating lease liabilities	82.6	58.3
Other	111.3	112.1
TOTAL	$530.7	$521.3
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 9 Total Equity

A summary of changes in total equity for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	180.2	—	180.2	1.3
Other comprehensive (loss) income	—	—	—	5.4	5.4	—
Stock-based compensation	—	11.1	—	—	11.1	—
Acquisition/surrender of common shares(1)	—	(11.2)	(145.2)	—	(156.4)	—
Cash dividends declared ($1.05 per share)	—	—	(56.9)	—	(56.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.1)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2022	$0.6	$—	$2,538.1	$(325.4)	$2,213.3	$11.1
Net income	—	—	122.0	—	122.0	1.5
Other comprehensive (loss) income	—	—	—	(25.8)	(25.8)	—
Stock-based compensation	—	5.6	—	—	5.6	—
Acquisition/surrender of common shares(1)	—	(1.9)	—	—	(1.9)	—
Cash dividends declared ($1.05 per share)	—	—	(56.5)	—	(56.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.6)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2022	$0.6	$3.9	$2,603.6	$(351.2)	$2,256.9	$11.0
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	77.7	—	77.7	1.4
Other comprehensive (loss) income	—	—	—	(4.6)	(4.6)	—
Stock-based compensation	—	9.5	—	—	9.5	—
Acquisition/surrender of common shares(1)	—	(14.0)	(2.7)	—	(16.7)	—
Cash dividends declared ($0.98 per share)	—	—	(53.3)	—	(53.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2021	$0.6	$0.5	$2,415.4	$(333.8)	$2,082.7	$15.3
Net income	—	—	95.8	—	95.8	0.8
Other comprehensive (loss) income	—	—	—	11.6	11.6	—
Stock-based compensation	—	3.9	—	—	3.9	—
Acquisition/surrender of common shares(1)	—	(4.5)	(10.5)	—	(15.0)	—
Cash dividends declared ($0.98 per share)	—	—	(53.4)	—	(53.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT JUNE 30, 2021	$0.6	$—	$2,447.3	$(322.2)	$2,125.7	$15.2
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $145.2 million and $13.2 million in the first six months of 2022 and 2021, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2022 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	0.1	(1.2)	(2.9)	(25.1)	(29.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	8.4	0.5	8.7
Current period other comprehensive income (loss)	(0.1)	(1.2)	5.5	(24.6)	(20.4)
BALANCE AT JUNE 30, 2022	$0.3	$(0.6)	$(197.3)	$(153.6)	$(351.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2022	2021	2022	2021	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$(0.1)	Net sales
	0.2	(0.5)	0.2	(0.8)	Cost of goods sold
	—	(0.2)	—	(0.2)	Other expense, net
	0.2	(0.7)	0.2	(1.1)	Total before tax
	—	0.2	—	0.3	Tax benefit (expense)
	$0.2	$(0.5)	$0.2	$(0.8)	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)	$(0.2)	$(0.1)
Actuarial gains/(losses) (a)	(2.5)	(2.7)	(5.0)	(5.4)
Settlement losses (a)	(5.8)	—	(5.8)	—
	(8.4)	(2.8)	(11.0)	(5.5)	Total before tax
	2.1	0.7	2.6	1.4	Tax benefit (expense)
	$(6.3)	$(2.1)	$(8.4)	$(4.1)	Gain (loss) net of tax
Reclassification of currency translation gain (loss):
	$—	$—	$(0.5)	$—	Gain (loss) on disposition of business (Note 2)
	—	—	—	—	Tax benefit (expense)
	$—	$—	$(0.5)	$—	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(6.1)	$(2.6)	$(8.7)	$(4.9)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$135.6	$88.8	$238.1	$162.1
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(0.6)	(0.5)
Net income from continuing operations available to common shareholders	$135.2	$88.5	$237.5	$161.6

Net (loss) income from discontinued operations attributable to Hubbell Incorporated	$(13.6)	$7.0	$64.1	$11.4
Less: Earnings allocated to participating securities	—	—	(0.2)	—
Net (loss) income from discontinued operations available to common shareholders	$(13.6)	$7.0	$63.9	$11.4

Net income attributable to Hubbell Incorporated	$122.0	$95.8	$302.2	$173.5
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(0.8)	(0.6)
Net income available to common shareholders	$121.6	$95.5	$301.4	$172.9

Denominator:
Average number of common shares outstanding	53.6	54.3	53.8	54.3
Potential dilutive common shares	0.3	0.4	0.3	0.4
Average number of diluted shares outstanding	53.9	54.7	54.1	54.7

Basic earnings per share:
Basic earnings per share from continuing operations	$2.52	$1.63	$4.41	$2.97
Basic earnings per share from discontinued operations	$(0.25)	$0.13	$1.19	$0.22
Basic earnings per share	$2.27	$1.76	$5.60	$3.19

Diluted earnings per share:
Diluted earnings per share from continuing operations	$2.51	$1.62	$4.39	$2.95
Diluted earnings per share from discontinued operations	$(0.25)	$0.12	$1.18	$0.21
Diluted earnings per share	$2.26	$1.74	$5.57	$3.16

The Company did not have any significant anti-dilutive securities outstanding during the three and six months ended June 30, 2022 and 2021.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2022 and 2021 (in millions):

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Three Months Ended June 30,
Service cost	$0.2	$0.3	$—	$—
Interest cost	6.3	6.0	0.1	0.2
Expected return on plan assets	(8.2)	(9.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.6	2.7	(0.1)	—
Settlement losses	5.8	—	—	—
NET PERIODIC BENEFIT COST	$6.8	$(0.1)	$—	$0.2
Six Months Ended June 30,
Service cost	$0.4	$0.5	$—	$—
Interest cost	12.6	12.0	0.2	0.3
Expected return on plan assets	(16.4)	(18.3)	—	—
Amortization of prior service cost	0.2	0.1	—	—
Amortization of actuarial losses (gains)	5.2	5.4	(0.2)	—
Settlement losses	5.8	—	—	—
NET PERIODIC BENEFIT COST	$7.8	$(0.3)	$—	$0.3

In the second quarter of 2022, the Company recorded $4.4 million of settlement losses in continuing operations and $1.4 million of settlement losses in discontinued operations relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Employer Contributions

The Company made $2.5 million in contributions to its foreign pension plans during the six months ended June 30, 2022. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2022.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2022 and December 31, 2021, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2022 and 2021 are set forth below (in millions):

	2022	2021
BALANCE AT JANUARY 1, (a)	$66.1	$72.7
Provision	7.3	4.4
Expenditures/payments/other	(7.3)	(9.4)
BALANCE AT June 30, (a)	$66.1	$67.7
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    21

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
At June 30, 2022 our accounts receivable balance was $780.5 million, net of allowances of $13.9 million. During the six months ended June 30, 2022 our allowances increased approximately $3.3 million.
Investments

At June 30, 2022 and December 31, 2021, the Company had $65.6 million and $54.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $66.6 million and $53.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021 the unrealized losses attributable to our available-for-sale debt securities was $1.2 million and $0.1 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $49.6 million at June 30, 2022 and $12.2 million at December 31, 2021.

The Company also had trading securities of $20.2 million at June 30, 2022 and $24.5 million at December 31, 2021 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2022
Money market funds(a)	$232.3	$—	$—	$232.3
Time Deposits(a)	—	4.8	—	4.8
Available for sale investments	—	65.6	—	65.6
Trading securities	20.2	—	—	20.2
Deferred compensation plan liabilities	(20.2)	—	—	(20.2)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.3	—	0.3
Forward exchange contracts-(Liabilities)(c)	—	(0.1)	—	(0.1)
TOTAL	$232.3	$70.6	$—	$302.9

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2021
Money market funds(a)	$58.5	$—	$—	$58.5
Available for sale investments	—	54.0	—	54.0
Trading securities	24.5	—	—	24.5
Deferred compensation plan liabilities	(24.5)	—	—	(24.5)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
TOTAL	$58.5	$54.5	$—	$113.0
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $1.9 million and $2.3 million of trading securities related to these deferred compensation plans during the six months ended June 30, 2022 and 2021, respectively. As a result of participant distributions, the Company sold $2.4 million of these trading securities during the six months ended June 30, 2022 and $3.0 million during the six months ended June 30, 2021. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of June 30, 2022 and December 31, 2021, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,436.7 million and $1,435.5 million, respectively. The estimated fair value of the long-term debt as of June 30, 2022 and December 31, 2021 was $1,355.6 million and $1,524.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 16 Restructuring Costs and Other

In the three and six months ended June 30, 2022, we incurred costs for restructuring actions initiated in 2022 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$0.5	$0.5	$0.6	$0.3	$1.1	$0.8
Utility Solutions	0.7	0.3	(0.2)	0.1	0.5	0.4
Total Pre-Tax Restructuring Costs	$1.2	$0.8	$0.4	$0.4	$1.6	$1.2

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Cost of goods sold		Selling & administrative expense		Total
Electrical Solutions	$0.6	$0.7	$0.7	$0.1	$1.3	$0.8
Utility Solutions	1.7	0.6	0.2	0.1	1.9	0.7
Total Pre-Tax Restructuring Costs	$2.3	$1.3	$0.9	$0.2	$3.2	$1.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/22	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2022
2022 Restructuring Actions
Severance	$—	$2.0	$(0.2)	$1.8
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.8	(0.7)	0.1
Total 2022 Restructuring Actions	$—	$2.8	$(0.9)	$1.9
2021 and Prior Restructuring Actions
Severance	$4.1	$0.3	$(0.6)	$3.8
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.1	(0.2)	—
Total 2021 and Prior Restructuring Actions	$4.2	$0.4	$(0.8)	$3.8
Total Restructuring Actions	$4.2	$3.2	$(1.7)	$5.7

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2021	Costs incurred in the first six months of 2022	Remaining costs at 6/30/2022
2022 Restructuring Actions
Electrical Solutions	$1.1	$—	$0.8	$0.3
Utility Solutions	3.1	—	2.0	1.1
Total 2022 Restructuring Actions	$4.2	$—	$2.8	$1.4
2021 and Prior Restructuring Actions
Electrical Solutions	$2.2	$1.5	$0.5	$0.2
Utility Solutions	7.3	2.4	(0.1)	5.0
Total 2021 and Prior Restructuring Actions	$9.5	$3.9	$0.4	$5.2
Total Restructuring Actions	$13.7	$3.9	$3.2	$6.6

NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2022	December 31, 2021
Senior notes at 3.35%	2026	$397.5	$397.2
Senior notes at 3.15%	2027	297.2	297.0
Senior notes at 3.50%	2028	445.9	445.5
Senior notes at 2.300%	2031	296.1	295.8
TOTAL LONG-TERM DEBT(a)		$1,436.7	$1,435.5
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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2022. As of June 30, 2022, the 2021 Credit Facility was undrawn.

Short-Term Debt

The Company had $5.8 million and $9.7 million of short-term debt outstanding at June 30, 2022 and December 31, 2021, respectively, which consisted primarily of borrowings to support our international operations in China and other short term debt to support operations.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

NOTE 18 Stock-Based Compensation

As of June 30, 2022, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2022, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended June 30, 2022.

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
HUBBELL INCORPORATED-Form 10-Q    27

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

Grant Date	Fair Value	Performance Period	Payout Range
February 2022	$174.48	Jan 2022 - Dec 2024	0-200%

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

NOTE 19 Subsequent Events

On July 8, 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC ("PCX") for a cash purchase price of approximately $128 million. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business will be reported in the Electrical Solutions segment

On July 11, 2022, the Company acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC, collectively referred to as Ripley Tools, for a cash purchase price of approximately $50 million. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that serves both the Electric and Utility and Communications market. This business will be reported in the Utility Solutions segment.

These acquisitions will be accounted for as business combinations whereby purchase accounting requires the assets acquired and liabilities assumed to be recognized at their fair value as of the acquisition date and goodwill and other intangible assets associated with tradenames and customer lists, among others, to be recognized. The preliminary purchase accounting for these acquisitions has not yet been completed.
HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovation solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 15,900 individuals worldwide as of June 30, 2022.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment.

Results for the three and six months ended June 30, 2022 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. We have recently experienced significant inflationary pressure across much of our business and have initiated pricing actions to cover the higher costs and protect our margin profile. Because we expect inflation to remain a factor for the foreseeable future, we expect to continue these pricing actions subject, however, to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins if inflation persists or accelerates. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, as of June 30, 2022 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

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

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations – Second Quarter of 2022 compared to the Second Quarter of 2021

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2022	% of Net sales	2021	% of Net sales
Net sales	$1,256.0		$1,054.3
Cost of goods sold	872.8	69.5%	756.0	71.7%
Gross profit	383.2	30.5%	298.3	28.3%
Selling & administrative ("S&A") expense	192.6	15.3%	156.1	14.8%
Operating income	190.6	15.2%	142.2	13.5%
Net income from continuing operations	137.1	10.9%	89.6	8.5%
Less: Net income from continuing operations attributable to non-controlling interest	(1.5)	(0.1)%	(0.8)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	135.6	10.8%	88.8	8.4%
(Loss) income from discontinued operations, net of tax	(13.6)		7.0
Net income attributable to Hubbell incorporated	122.0		95.8
Less: Earnings allocated to participating securities	(0.4)		(0.3)
Net income available to common shareholders	$121.6		$95.5
Average number of diluted shares outstanding	53.9		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$2.51		$1.62
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.25)		$0.12

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
HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

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

Adjusted operating measurers also exclude the following:

• 2022 - A pension settlement charge of $4.4 million.

• 2021 - A $16.8 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of the Company's outstanding 3.625% Senior Notes due 2022 in the aggregate principal amount of $300 million and a $6.8 million loss on the disposal of a business.

These items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statements of Income. The Company excludes these non-core items because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below, Note 12 – Pension and Other Benefits and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt to Capital - Unsecured Senior Notes, for additional information.

Organic net sales (or organic net sales growth), a non-GAAP measure, represents Net sales according to U.S. GAAP, less Net sales from acquisitions and divestitures during the first twelve months of ownership or divestiture, respectively, less the effect of fluctuations in Net sales from foreign currency exchange. The period-over-period effect of fluctuations in Net sales from foreign currency exchange is calculated as the difference between local currency Net sales of the prior period translated at the current period exchange rate as compared to the same local currency Net sales translated at the prior period exchange rate. We believe this measure provides management and investors with a more complete understanding of the underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency as these activities can obscure underlying trends. When comparing Net sales growth between periods, excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. For example, because Net sales from acquisitions are considered inorganic from the date we complete an acquisition through the end of the first year following the acquisition, Net sales from such acquisition are reflected as organic net sales thereafter.

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

Back to Contents

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended June 30,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$383.2	30.5%	$298.3	28.3%
Amortization of acquisition-related intangible assets	5.6	0.5%	6.9	0.6%
Adjusted gross profit	$388.8	31.0%	$305.2	28.9%
S&A expenses (GAAP measure)	$192.6	15.3%	$156.1	14.8%
Amortization of acquisition-related intangible assets	11.8	0.9%	12.7	1.2%
Adjusted S&A expenses	$180.8	14.4%	$143.4	13.6%
Operating income (GAAP measure)	$190.6	15.2%	$142.2	13.5%
Amortization of acquisition-related intangible assets	17.4	1.4%	19.6	1.8%
Adjusted operating income	$208.0	16.6%	$161.8	15.3%
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$135.6		$88.8
Amortization of acquisition-related intangible assets	17.4		19.6
Loss on disposition of business	—		6.8
Loss on extinguishment of debt	—		16.8
Pension charge	4.4		—
Subtotal	$21.8		$43.2
Income tax effects(1)	5.4		10.3
Adjusted net income from continuing operations attributable to Hubbell Incorporated	$152.0		$121.7
Less: Earnings allocated to participating securities	(0.4)		(0.4)
Adjusted net income from continuing operations available to common shareholders	$151.6		$121.3
Average number of diluted shares outstanding	53.9		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED FROM CONTINUING OPERATIONS	$2.81		$2.22
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$201.7	19.1	$216.8	25.9
Impact of acquisitions	—	—	35.8	4.3
Impact of divestitures	(1.3)	(0.1)	(0.6)	(0.1)
Foreign currency exchange	(3.2)	(0.4)	8.1	1.0
Organic net sales growth (non-GAAP measure)	$206.2	19.6	$173.5	20.7

Net Sales

Net sales of $1,256.0 million in the second quarter of 2022 increased by $201.7 million compared to the second quarter of 2021. Organic net sales increased by 19.6% primarily due to favorable price realization, and higher unit volume, which was partially offset by 0.4% due to foreign exchange and 0.1% due to the impact of divestitures.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold decreased by 220 basis points to 69.5% in the second quarter of 2022, as compared to 71.7% in the second quarter of 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, and cost increases in excess of productivity.

Gross Profit

The gross profit margin in the second quarter of 2022 increased by 220 basis points to 30.5% as compared to 28.3% in the second quarter of 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 31.0% in the second quarter of 2022 as compared to 28.9% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization that was in excess of material cost inflation, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, and cost increases in excess of productivity.

Selling & Administrative Expenses

S&A expense in the second quarter of 2022 was $192.6 million and increased by $36.5 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 50 basis points to 15.3% in the second quarter of 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales was 14.4% in the second quarter of 2022 which increased by 80 basis points compared to the same period of the prior year, primarily as a result of the impact of higher T&E cost and other cost inflation, partially offset by a benefit from an increase in Net sales volume.

Total Other Expense

Total other expense decreased by $21.1 million in the second quarter of 2022 to $14.6 million, primarily due to a $16.8 million loss on extinguishment of debt and $6.8 million loss on the disposition of a business recorded during the second quarter of 2021, partially offset by a pension settlement charge of $4.4 million recorded during the second quarter of 2022.

Income Taxes

The effective tax rate in the second quarter of 2022 increased to 22.1% as compared to 15.9% in the second quarter of 2021, primarily due to more favorable tax effects in the second quarter of 2021 from stock based compensation and statute of limitation expirations on certain tax reserves. On July 21, 2022 the Company closed an IRS examination of the 2017 period and as a result will recognize a related benefit in income tax expense in the third quarter of 2022.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $135.6 million in the second quarter of 2022 and increased 52.7% as compared to the same period of the prior year. As a result, earnings per diluted share from continuing operations in the second quarter of 2022 increased 54.9% as compared to the second quarter of 2021. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, a pension settlement charge in 2022 and a loss on the extinguishment of debt and loss on the disposition of business in 2021, was $152.0 million in the second quarter of 2022 and increased by 24.9% as compared to the second quarter of 2021. Adjusted earnings per diluted share from continuing operations in the second quarter of 2022 increased by 26.6% as compared to the second quarter of 2021.

(Loss) Income From Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $13.6 million in the second quarter of 2022 as compared to income of $7.0 million in the same prior year period. The results in the second quarter of 2022 included $4.5 million of pre-tax transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Segment Results

ELECTRICAL SOLUTIONS

	Three Months Ended June 30,
(In millions)	2022	2021
Net sales	$527.5	$465.5
Operating income (GAAP measure)	79.2	69.3
Amortization of acquisition-related intangible assets	3.5	3.3
Adjusted operating income	$82.7	$72.6
Operating margin (GAAP measure)	15.0%	14.9%
Adjusted operating margin	15.7%	15.6%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$62.0	13.3	$107.8	30.1
Impact of acquisitions	—	—	5.5	1.5
Impact of divestitures	—	—	—	—
Foreign currency exchange	(3.7)	(0.8)	6.4	1.8
Organic net sales growth (non-GAAP measure)	$65.7	14.1	$95.9	26.8

Net sales in the Electrical Solutions segment in the second quarter of 2022 were $527.5 million and increased by $62.0 million, or 13.3%, as compared to the second quarter of 2021. The increase resulted from a 14.1% increase in organic net sales in the second quarter of 2022 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, partially offset by a 0.8% decrease from foreign exchange.

Operating income in the Electrical Solutions segment for the second quarter of 2022 was $79.2 million and increased approximately 14.3% compared to the second quarter of 2021, while operating margin in the second quarter of 2022 increased by 10 basis points to 15.0%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 10 basis points to 15.7%, as compared to the same prior year period. The increase in the adjusted operating margin in the second quarter of 2022 is primarily due to favorable price realization that was in excess of higher material costs, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs and cost increases in excess of productivity.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

UTILITY SOLUTIONS

	Three Months Ended June 30,
(In millions)	2022	2021
Net sales	$728.5	$588.8
Operating income (GAAP measure)	111.4	72.9
Amortization of acquisition-related intangible assets	13.9	16.3
Adjusted operating income	$125.3	$89.2
Operating margin (GAAP measure)	15.3%	12.4%
Adjusted operating margin	17.2%	15.1%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$139.7	23.7	$109.0	22.7
Impact of acquisitions	—	—	30.3	6.3
Impact of divestitures	(1.3)	(0.3)	(0.6)	(0.1)
Foreign currency exchange	0.5	0.1	1.7	0.3
Organic net sales growth (non-GAAP measure)	$140.5	23.9	$77.6	16.2

Net sales in the Utility Solutions segment in the second quarter of 2022 were $728.5 million, an increase of $139.7 million, or 23.7%, as compared to the second quarter of 2021. This increase was due to a 23.9% increase in organic net sales in the second quarter of 2022 as compared to the same prior year period, driven by favorable price realization, and higher unit volumes, partially offset by 0.3% due to the impact of divestitures.

Operating income in the Utility Solutions segment for the second quarter of 2022 was $111.4 million, increasing 52.8% compared to the second quarter of 2021. Operating margin increased to 15.3% as compared to 12.4% in the same period of 2021. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 17.2% in the second quarter of 2022 compared to 15.1% in the prior year period, primarily driven by price realization that exceeded material cost inflation, higher unit volume, partially offset by higher freight, logistics and manufacturing costs, costs increases in excess of productivity and higher investments.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Results of Operations – Six months ended June 30, 2022 compared to the Six months ended June 30, 2021

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2022	% of Net sales	2021	% of Net sales
Net sales	$2,412.1		$2,010.6
Cost of goods sold	1,705.8	70.7%	1,450.1	72.1%
Gross profit	706.3	29.3%	560.5	27.9%
Selling & administrative ("S&A") expense	372.8	15.5%	308.4	15.4%
Operating income	333.5	13.8%	252.1	12.5%
Net income from continuing operations	240.9	10.0%	164.3	8.2%
Less: Net income from continuing operations attributable to non-controlling interest	(2.8)	(0.1)%	(2.2)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	238.1	9.9%	162.1	8.1%
Income from discontinued operations, net of tax	64.1		11.4
Net income attributable to Hubbell incorporated	302.2		173.5
Less: Earnings allocated to participating securities	(0.8)		(0.6)
Net income available to common shareholders	$301.4		$172.9
Average number of diluted shares outstanding	54.1		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$4.39		$2.95
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$1.18		$0.21

The following table reconciles each of our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

	Six Months Ended June 30,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$706.3	29.3%	$560.5	27.9%
Amortization of acquisition-related intangible assets	11.1	0.4%	15.5	0.7%
Adjusted gross profit	$717.4	29.7%	$576.0	28.6%
S&A expenses (GAAP measure)	$372.8	15.5%	$308.4	15.3%
Amortization of acquisition-related intangible assets	23.8	1.0%	25.5	1.2%
Adjusted S&A expenses	$349.0	14.5%	$282.9	14.1%
Operating income (GAAP measure)	$333.5	13.8%	$252.1	12.5%
Amortization of acquisition-related intangible assets	34.9	1.5%	41.0	2.1%
Adjusted operating income	$368.4	15.3%	$293.1	14.6%
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$238.1		$162.1
Amortization of acquisition-related intangible assets	34.9		41.0
Loss on disposition of business	—		6.8
Loss on extinguishment of debt	—		16.8
Pension charge	4.4		—
Subtotal	$39.3		$64.6
Income tax effects(1)	9.8		15.6
Adjusted net income from continuing operations attributable to Hubbell Incorporated	$267.6		$211.1
Less: Earnings allocated to participating securities	(0.7)		(0.7)
Adjusted net income from continuing operations available to common shareholders	$266.9		$210.4
Average number of diluted shares outstanding	54.1		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED FROM CONTINUING OPERATIONS	$4.93		$3.85
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$401.5	20.0	$215.5	12.0
Impact of acquisitions	—	—	68.7	3.8
Impact of divestitures	(4.0)	(0.2)	(0.6)	(0.1)
Foreign currency exchange	(3.5)	(0.1)	9.0	0.6
Organic net sales growth (non-GAAP measure)	$409.0	20.3	$138.4	7.7

Net Sales

Net sales of $2,412.1 million in the first six months of 2022 increased by $401.5 million compared to the first six months of 2021. Organic net sales increased by 20.3% primarily due to favorable price realization, and higher unit volume, which was partially offset by 0.2% due to the impact of divestitures.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold decreased by 140 basis points to 70.7% in the first six months of 2022, as compared to 72.1% in the first six months of 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation, and higher unit volume, and lower intangible amortization, partially offset by higher freight, logistics and manufacturing costs and cost increases in excess of productivity.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Gross Profit

The gross profit margin in the first six months of 2022 increased by 140 basis points to 29.3% as compared to 27.9% in the first six months of 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 29.7% in the first six months of 2022 as compared to 28.6% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs and cost increases in excess of productivity.

Selling & Administrative Expenses

S&A expense in the first six months of 2022 was $372.8 million and increased by $64.4 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 20 basis points to 15.5% in the first six months of 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales was 14.5% in the first six months of 2022 which was increased by 40 basis points from 14.1% in the same period of the prior year, as the impact of higher T&E cost and other cost inflation was partially offset by a benefit from an increase in Net sales volume.

Total Other Expense

Total other expense decreased by $25.6 million in the first six months of 2022 to $24.1 million, primarily due to a $16.8 million loss on extinguishment of debt and $6.8 million loss on the disposition of a business recorded during the second quarter of 2021, and $7.9 million of income from transition services related to the C&I Lighting business disposition recorded in 2022, partially offset by a pension settlement charge of $4.4 million recorded in the second quarter of 2022.

Income Taxes

The effective tax rate in the first six months of 2022 increased to 22.1% as compared to 18.8% in the first six months of 2021, primarily due to favorable tax effects in 2021 from stock based compensation and statute of limitation expirations on certain tax reserves.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $238.1 million in the first six months of 2022 and increased 46.9% as compared to the same period of the prior year. As a result, earnings per diluted share from continuing operations in the first six months of 2022 increased 48.8% as compared to the first six months of 2021. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, a pension settlement charge in 2022, and the loss on extinguishment of debt and loss on the disposition of business in 2021, was $267.6 million in the first six months of 2022 and increased by 26.8% as compared to the same period of the prior year. Adjusted earnings per diluted share from continuing operations in the first six months of 2022 increased by 28.1% as compared to the first six months of 2021.

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $64.1 million in the first six months of 2022, as compared to income of $11.4 million in the same prior year period. The results in the first six months 2022 included a $80.7 million gain on disposal as a result of the disposition of the C&I Lighting business, partially offset by $6.6 million of transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Segment Results

ELECTRICAL SOLUTIONS

	Six Months Ended June 30,
(In millions)	2022	2021
Net sales	$1,031.8	$889.6
Operating income (GAAP measure)	134.0	118.5
Amortization of acquisition-related intangible assets	7.0	6.7
Adjusted operating income	$141.0	$125.2
Operating margin (GAAP measure)	13.0%	13.3%
Adjusted operating margin	13.7%	14.1%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$142.2	16.0	$101.0	12.8
Impact of acquisitions	—	—	11.2	1.4
Impact of divestitures	—	—	—	—
Foreign currency exchange	(4.5)	(0.5)	8.4	1.1
Organic net sales growth (non-GAAP measure)	$146.7	16.5	$81.4	10.3

Net sales in the Electrical Solutions segment in the first six months of 2022 were $1,031.8 million and increased by $142.2 million, or 16.0%, as compared to the first six months of 2021. The increase resulted from a 16.5% increase in organic net sales in the first six months of 2022 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, partially offset by a 0.5% decrease from foreign exchange.

Operating income in the Electrical Solutions segment for the first six months of 2022 was $134.0 million and increased approximately 13.1% compared to the first six months of 2021, while operating margin in the first six months of 2022 decreased by 30 basis points to 13.0%. Excluding amortization of acquisition-related intangibles, adjusted operating margin decreased by 40 basis points to 13.7%, as compared to the same prior year period. The decrease in the adjusted operating margin in the first six months of 2022 is primarily due to higher freight, logistics and manufacturing costs, costs increases in excess of productivity, partially offset by price realization, that exceeded material cost inflation and higher Net sales volume.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

UTILITY SOLUTIONS

	Six Months Ended June 30,
(In millions)	2022	2021
Net sales	$1,380.3	$1,121.0
Operating income (GAAP measure)	199.5	133.6
Amortization of acquisition-related intangible assets	27.9	34.3
Adjusted operating income	$227.4	$167.9
Operating margin (GAAP measure)	14.5%	11.9%
Adjusted operating margin	16.5%	15.0%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$259.3	23.1	$114.5	11.4
Impact of acquisitions	—	—	57.5	5.7
Impact of divestitures	(4.0)	(0.4)	(0.6)	(0.1)
Foreign currency exchange	1.0	0.1	0.6	0.1
Organic net sales growth (non-GAAP measure)	$262.3	23.4	$57.0	5.7

Net sales in the Utility Solutions segment in the first six months of 2022 were $1,380.3 million, an increase of $259.3 million, or 23.1%, as compared to the first six months of 2021. This increase was due to a 23.4% increase in organic net sales driven by favorable price realization and higher unit volumes, partially offset by 0.4% due to the impact of divestitures.

Operating income in the Utility Solutions segment for the first six months of 2022 was $199.5 million, increasing 49.3% compared to the first six months of 2021. Operating margin increased to 14.5% as compared to 11.9% in the same period of 2021. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 16.5% in the first six months of 2022 compared to 15.0% in the prior year period, primarily driven by price realization that exceeded material cost inflation, higher unit volume, partially offset by, higher freight, logistics and manufacturing costs, costs increase in excess of productivity and increased investment.
HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six months ended June 30,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$174.2	$189.8
Investing activities from continuing operations	293.8	(24.6)
Financing activities from continuing operations	(278.2)	(178.3)
Cash from discontinued operations	(46.4)	17.3
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.0)	1.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	$137.4	$5.9

Cash provided by operating activities from continuing operations for the six months ended June 30, 2022 was $174.2 million compared to cash provided by operating activities from continuing operations of $189.8 million for the same period in 2021. The decrease was primarily due to changes in the components of working capital, as we invested in working capital to serve customer demand and growth in our order backlog, partially offset by higher net income during the first six months of 2022 compared to the same period in the prior year.

Cash provided by investing activities from continuing operations was $293.8 million in the six months ended June 30, 2022 compared to cash used of $24.6 million during the comparable period in 2021 and this increase was driven by $348.6 million in net proceeds from the disposal of the C&I Lighting business, partially offset by higher net purchases of available for sale investments, as well as higher cash used for capital expenditures in the first six months of 2022 compared to the first six months of 2021.

Cash used in financing activities from continuing operations was $278.2 million in the six months ended June 30, 2022 as compared to cash used of $178.3 million in the comparable period of 2021. The change in cash flows from financing activities of continuing operations primarily reflects an increase of $138.8 million from the Company's share repurchases in the first six months of 2022 compared to the same prior year period, partially offset by change in net borrowings.

Cash from discontinued operations was a use of cash of $46.4 million in the six months ended June 30, 2022 as compared to cash provided by discontinued operations of $17.3 million in the comparable period of 2021.

The unfavorable impact of foreign currency exchange rates on cash was $6.0 million for the six months ended June 30, 2022 and is primarily related to weakening of the British Pound, Canadian dollar and Australian Dollar versus the U.S. Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In July 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC ("PCX") for a cash purchase price of approximately $128 million. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business will be reported in the Electrical Solutions segment. In July 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC, collectively referred to as Ripley Tools, for a cash purchase price of approximately $50 million. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that serves both the Electric and Utility and Communications market. This business will be reported in the Utility Solutions segment.

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

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

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

The table below presents the restructuring and related costs incurred in the first six months of 2022, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of June 30, 2022 and in prior years (in millions):

	Costs incurred in the six months ended June 30, 2022	Additional expected costs	Expected completion date
2022 Restructuring Actions	$2.8	$1.4	2022
2021 and Prior Restructuring Actions	0.4	5.2	2022
Total Restructuring cost (GAAP measure)	$3.2	$6.6
Restructuring-related costs	4.1	0.3
Restructuring and related costs (Non-GAAP)	$7.3	$6.9

During the first six months of 2022, we invested $41.9 million in capital expenditures, an increase of $5.0 million from the comparable period of 2021 as we continue to invest in automation and productivity initiatives.

Stock Repurchase Program

On October 23, 2020, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first six months of 2022, the Company repurchased $150.0 million of shares of common stock authorized under the October 2020 program. At June 30, 2022, our remaining share repurchase authorization under the October 2020 program is $138.8 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2022 and December 31, 2021, the Company had $1,436.7 million and $1,435.5 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at June 30, 2022.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2022. As of June 30, 2022, the 2021 Credit Facility was undrawn.

HUBBELL INCORPORATED-Form 10-Q    43

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

At June 30, 2022 and December 31, 2021, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,436.7 million and $1,435.5 million at June 30, 2022 and December 31, 2021, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of June 30, 2022.

Short-term Debt

At June 30, 2022 and December 31, 2021 the Company had $5.8 million and $9.7 million, respectively, of short-term debt outstanding, which consisted primarily of borrowings to support our international operations in China, as well as $2.6 million of other short term debt at June 30, 2022 to support operations.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2022	December 31, 2021
Total Debt	$1,442.5	$1,445.2
Hubbell Incorporated Shareholders’ Equity	2,256.9	2,229.8
TOTAL CAPITAL	$3,699.4	$3,675.0
Total Debt to Total Capital	39%	39%
Cash and Investments	510.0	364.7
Net Debt	$932.5	$1,080.5
Net Debt to Total Capital	25%	29%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first six months of 2022, we returned capital to our shareholders by paying $113.3 million of dividends on our common stock and using $150.0 million of cash for share repurchases.

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

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $424.2 million of cash and cash equivalents at June 30, 2022, of which approximately 53% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at June 30, 2022.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2022, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management in response to the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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
•Ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisitions of PCX and Ripley Tools, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
•The impact of certain divestitures, including the benefits and costs of the sale of the C&I Lighting business to GE Current, a Daintree Company.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
•Political unrest in foreign countries.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

•The impact of world economic and political issues, including the long-term effects of Brexit.
•The impact of potential natural disasters or additional public health emergencies on our financial condition and results of operations.
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
•Completion of the transition from LIBOR to a replacement alternative reference rate.
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations," and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the six months ended June 30, 2022. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

HUBBELL INCORPORATED-Form 10-Q    47

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

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

There were no share repurchases during the quarter ended June 30, 2022.

HUBBELL INCORPORATED-Form 10-Q    50

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101	The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    51

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2022

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    52