Form 10-Q
period 2022-09-30
HUBBELL INC
filed 2022-10-26
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 21, 2022 was 53,705,829.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,316.2	$1,083.4	$3,728.3	$3,094.0
Cost of goods sold	917.7	782.3	2,623.5	2,232.4
Gross profit	398.5	301.1	1,104.8	861.6
Selling & administrative expenses	194.9	155.2	567.7	463.6
Operating income	203.6	145.9	537.1	398.0
Interest expense, net	(12.1)	(13.6)	(37.9)	(41.4)
Loss on disposition of business	—	(0.1)	—	(6.9)
Loss on extinguishment of debt	—	—	—	(16.8)
Pension charge (Note 13)	(1.5)	—	(5.9)	—
Other income, net	0.8	0.8	6.9	2.5
Total other expense	(12.8)	(12.9)	(36.9)	(62.6)
Income from continuing operations before income taxes	190.8	133.0	500.2	335.4
Provision for income taxes	38.8	27.5	107.3	65.6
Net income from continuing operations	152.0	105.5	392.9	269.8
Less: Net income from continuing operations attributable to noncontrolling interest	(1.7)	(2.1)	(4.5)	(4.3)
Net income from continuing operations attributable to Hubbell Incorporated	150.3	103.4	388.4	265.5
(Loss) income from discontinued operations, net of tax (Note 2)	(11.2)	5.0	52.9	16.4
Net Income attributable to Hubbell Incorporated	$139.1	$108.4	$441.3	$281.9

Earnings per share:
Basic earnings per share from continuing operations	$2.79	$1.89	$7.20	$4.88
Basic (loss) earnings per share from discontinued operations	(0.21)	0.10	0.98	0.30
Basic earnings per share	$2.58	$1.99	$8.18	$5.18

Diluted earnings per share from continuing operations	$2.78	$1.88	$7.16	$4.84
Diluted (loss) earnings per share from discontinued operations	(0.21)	0.10	0.98	0.30
Diluted earnings per share	$2.57	$1.98	$8.14	$5.14

Cash dividends per common share	$1.05	$0.98	$3.15	$2.94
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2022	2021
Net income	$140.8	$110.5
Other comprehensive (loss) income:
Currency translation adjustments:
Foreign currency translation adjustments	(26.4)	(13.5)
Defined benefit pension and post-retirement plans, net of taxes of $(1.1) and $(0.7)	3.3	2.0
Unrealized losses on investments, net of taxes of $0.3 and $0.1	(0.9)	(0.2)
Unrealized gains on cash flow hedges, net of taxes of $(0.3) and $(0.2)	1.0	0.8
Other comprehensive (loss) income	(23.0)	(10.9)
Comprehensive income	117.8	99.6
Less: Comprehensive income attributable to noncontrolling interest	1.7	2.1
Comprehensive income attributable to Hubbell Incorporated	$116.1	$97.5
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2022	2021
Net income	$445.8	$286.2
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(51.5)	(10.8)
Reclassification of currency translation losses included in net income	0.5	—
Defined benefit pension and post-retirement plans, net of taxes of $(2.9) and $(2.1)	8.8	6.1
Unrealized losses on investments, net of taxes of $0.7 and $0.1	(2.1)	(0.3)
Unrealized gains on cash flow hedges, net of taxes of $(0.3) and $(0.3)	0.9	1.1
Other comprehensive (loss) income	(43.4)	(3.9)
Comprehensive income	402.4	282.3
Less: Comprehensive income attributable to noncontrolling interest	4.5	4.3
Comprehensive income attributable to Hubbell Incorporated	$397.9	$278.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$366.9	$286.2
Short-term investments	12.5	9.4
Accounts receivable (net of allowances of $14.8 and $10.6)	800.5	675.3
Inventories, net	739.0	662.1
Other current assets	75.6	66.8
Assets held for sale - current	—	179.5
Total Current Assets	1,994.5	1,879.3
Property, Plant, and Equipment, net	478.5	459.5
Other Assets
Investments	66.6	69.1
Goodwill	1,948.8	1,871.3
Other intangible assets, net	690.3	681.5
Other long-term assets	159.7	143.7
Assets held for sale - non-current	—	177.1
TOTAL ASSETS	$5,338.4	$5,281.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$4.0	$9.7
Accounts payable	569.9	532.8
Accrued salaries, wages and employee benefits	107.9	94.7
Accrued insurance	74.5	73.3
Other accrued liabilities	306.2	263.4
Liabilities held for sale - current	—	91.3
Total Current Liabilities	1,062.5	1,065.2
Long-Term Debt	1,437.3	1,435.5
Other Non-Current Liabilities	508.4	521.3
Liabilities held for sale - non-current	—	18.8
TOTAL LIABILITIES	3,008.2	3,040.8
Hubbell Incorporated Shareholders’ Equity	2,318.7	2,229.8
Noncontrolling interest	11.5	10.9
TOTAL EQUITY	2,330.2	2,240.7
TOTAL LIABILITIES AND EQUITY	$5,338.4	$5,281.5
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$392.9	$269.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.6	112.6
Deferred income taxes	(41.7)	5.8
Stock-based compensation	21.7	15.6
Provision for bad debt expense	5.7	(0.1)
Loss on disposition of business	—	6.9
Loss on extinguishment of debt	—	16.8
Pension charge	5.9	—
Loss (gain) on sale of assets	2.3	(4.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(134.4)	(145.1)
Increase in inventories, net	(67.8)	(91.4)
Increase in accounts payable	28.4	106.6
Increase in current liabilities	65.4	0.7
Changes in other assets and liabilities, net	17.2	(6.8)
Contribution to qualified defined benefit pension plans	(12.5)	(0.1)
Other, net	3.1	1.0
Net cash provided by operating activities from Continuing Operations	393.8	288.2
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(67.2)	(62.8)
Acquisitions, net of cash acquired	(163.6)	0.1
Proceeds from disposal of business, net of cash	332.8	8.5
Purchases of available-for-sale investments	(26.5)	(10.6)
Proceeds from available-for-sale investments	15.7	7.2
Other, net	1.4	7.8
Net cash provided (used in) investing activities from Continuing Operations	92.6	(49.8)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	—	298.7
Payment of long-term debt	—	(300.0)
Payment of short-term debt, net	(5.4)	(24.2)
Payment of dividends	(169.6)	(159.8)
Make whole payment for retirement of long-term debt	—	(16.0)
Acquisition of common shares	(150.0)	(11.2)
Other, net	(15.3)	(39.9)
Net cash used in financing activities from Continuing Operations	(340.3)	(252.4)
Discontinued Operations:
Cash (used in) provided by operating activities	(50.1)	18.6
Cash used in investing activities	(1.7)	(3.7)
Cash (used in) provided by discontinued operations	(51.8)	14.9
Effect of exchange rate changes on cash and cash equivalents	(14.2)	(2.5)
Increase (decrease) in cash and cash equivalents	80.1	(1.6)
Cash and cash equivalents, beginning of year	286.2	259.6
Cash and cash equivalents within assets held for sale, beginning of year	0.7	1.0
Restricted cash, included in other assets, beginning of year	2.7	—
Less: Restricted cash, included in Other Assets	2.8	—
Less: Cash and cash equivalents within assets held for sale, end of period	—	1.1
Cash and cash equivalents, end of period	$366.9	$257.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The disposal of the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting businesses' results of operations and the related cash flows have been reclassified to income from discontinued operations in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Condensed Consolidated Financial Statements, which note is incorporated herein by reference.

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has had, and may continue to have, a significant effect on global economic conditions. U.S. Federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it. As economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship finished products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity costs. The extent to which the coronavirus pandemic will continue to affect our business, operations, supply chains, and our financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to GAAP.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of September 30, 2022. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) as if the acquirer had originated the contracts at the date of the business combination. The provisions of ASU 2021-08 are effective for interim periods and fiscal years beginning after December 15, 2022, with early adoption permitted. If early adopted, the provisions of ASU 2021-08 apply retrospectively to all business combinations that occurred on or after the first day of the fiscal year in which the standard is adopted. The Company elected to early adopt the standard during the third quarter of 2022. The impact of the adoption of the standard was not material.

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

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about each such program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of adopting the amendments on its financial statements and the timing of adoption.

NOTE 2 Discontinued Operations

On February 1, 2022, the Company completed the sale of the C&I Lighting business to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The sale of this business represents a strategic shift that will have a major effect on our operations and financial results, and as a result, is reported as a discontinued operation in our Condensed Consolidated Financial Statements for all periods presented. The assets and liabilities of this business are also presented as held for sale in the Condensed Consolidated Balance Sheets, in the periods prior to the sale. The C&I Lighting business was previously included in the Electrical Solutions segment.

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. Income from the TSA and supply agreement was $3.2 million and $10.8 million, respectively, for the three and nine months ended September 30, 2022 and was recorded in Other Income in the Condensed Consolidated Financial Statements.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the C&I Lighting business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net sales	$—	$130.3	$29.1	$389.9
Cost of goods sold	—	102.4	27.7	304.3
Gross profit	—	27.9	1.4	85.6
Selling & administrative expenses	3.0	19.9	18.2	61.8
Operating (loss) income	(3.0)	8.0	(16.8)	23.8
(Loss) Gain on disposal of business	(7.0)	—	73.7	—
Other expense	(0.2)	(0.6)	(1.4)	(2.0)
(Loss) income from discontinued operations before income taxes	(10.2)	7.4	55.5	21.8
Provision for income taxes	1.0	2.4	2.6	5.4
(Loss) income from discontinued operations, net of taxes	$(11.2)	$5.0	$52.9	$16.4

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

(Loss) income from discontinued operations, net of taxes for the three and nine months ended September 30, 2022 includes transaction and separation costs of $3.0 million and $9.7 million, respectively. The gain on disposal of business for the nine months ended September 30, 2022 includes a net working capital adjustment of $15.8 million that was cash settled in the third quarter of 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Net sales
Utility T&D Components	$602.3	$435.3	$1,650.3	$1,231.5
Utility Communications and Controls	172.2	166.5	504.5	491.3
Total Utility Solutions	$774.5	$601.8	$2,154.8	$1,722.8
Electrical Products	231.7	213.8	694.2	592.0
Connection and Bonding	156.5	137.0	456.9	388.5
Industrial Controls	95.4	64.7	245.1	187.9
Retail and Builder	58.1	66.1	177.3	202.8
Total Electrical Solutions	$541.7	$481.6	$1,573.5	$1,371.2
TOTAL	$1,316.2	$1,083.4	$3,728.3	$3,094.0

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Net sales
United States	$732.1	$571.5	$2,040.5	$1,633.2
International	42.4	30.3	114.3	89.6
Total Utility Solutions	$774.5	$601.8	$2,154.8	$1,722.8
United States	477.5	419.4	1,379.3	1,182.7
International	64.2	62.2	194.2	188.5
Total Electrical Solutions	$541.7	$481.6	$1,573.5	$1,371.2
TOTAL	$1,316.2	$1,083.4	$3,728.3	$3,094.0

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $55.4 million as of September 30, 2022 compared to $16.7 million as of December 31, 2021. The $38.7 million increase in our contract liabilities balance was primarily due to a $30.4 million net increase in current year deferrals primarily due to timing of advance payments on certain orders and a $20.1 million increase due to acquisitions, partially offset by the recognition of $11.8 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2022. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2022.

Unsatisfied Performance Obligations

As of September 30, 2022, the Company had approximately $340 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next three years.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

NOTE 4 Business Acquisitions

2022 Acquisitions

In the third quarter of 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC ("PCX") for a cash purchase price of approximately $114.0 million, net of cash acquired, subject to customary purchase price adjustments. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. We have recognized intangible assets of $48.6 million and goodwill of $78.0 million as a result of this acquisition. The intangible assets of $48.6 million consists primarily of customer relationships, backlog and a tradename and will be amortized over a weighted average period of approximately 11 years. All of the goodwill is expected to be deductible for tax purposes.

In the third quarter of 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC, collectively referred to as Ripley Tools, for a cash purchase price of approximately $49.6 million, net of cash acquired, subject to customary purchase price adjustments. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that services both the utility and communications markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $19.0 million and goodwill of $22.2 million as a result of this acquisition. The intangible assets of $19.0 million consists primarily of customer relationships and a tradename and will be amortized over a weighted average period of approximately 17 years. All of the goodwill is expected to be deductible for tax purposes.

These business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors implied in the purchase prices, including the future earnings and cash flow potential of the businesses as well as the complementary strategic fit and resulting synergies that such business acquisitions bring to the Company’s existing operations.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's acquisitions in the third quarter of 2022. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the FASB ASC Topic 805, “Business Combinations.” Because the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition related to all transactions (in millions):

Tangible assets acquired	$36.9
Intangible assets	67.6
Goodwill	100.2
Net deferred taxes	—
Other liabilities assumed	(41.1)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$163.6

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Pro forma information related to these acquisitions has not been included because the impact of net sales and earnings related to these acquisitions for the nine months ended September 30, 2022 was not material to the Company’s condensed consolidated results of operations.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Segment Information

The Company's reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment. The Utility Solutions segment consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, and enclosures. The Utility Solutions segment also offers solutions that serve the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms.

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

The following table sets forth financial information by business segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2022	2021	2022	2021	2022	2021
Three Months Ended September 30,
Utility Solutions	$774.5	$601.8	$129.8	$79.6	16.8%	13.2%
Electrical Solutions	541.7	481.6	73.8	66.3	13.6%	13.8%
TOTAL	$1,316.2	$1,083.4	$203.6	$145.9	15.5%	13.5%
Nine Months Ended September 30,
Utility Solutions	$2,154.8	$1,722.8	$329.3	$213.2	15.3%	12.4%
Electrical Solutions	1,573.5	1,371.2	207.8	184.8	13.2%	13.5%
TOTAL	$3,728.3	$3,094.0	$537.1	$398.0	14.4%	12.9%

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2022	December 31, 2021
Raw material	$277.3	$241.0
Work-in-process	156.5	129.4
Finished goods	441.6	428.6
Subtotal	875.4	799.0
Excess of FIFO over LIFO cost basis	(136.4)	(136.9)
TOTAL	$739.0	$662.1
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2022, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE DECEMBER 31, 2021	$1,258.8	$612.5	$1,871.3
Current year acquisitions(1)	22.2	78.0	100.2
Foreign currency translation	(13.6)	(9.1)	(22.7)
BALANCE SEPTEMBER 30, 2022	$1,267.4	$681.4	$1,948.8
 (1) Refer to Note 4 – Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$187.3	$(73.2)	$181.3	$(67.6)
Customer relationships, developed technology and other	952.3	(416.2)	901.2	(374.0)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,139.6	$(489.4)	$1,082.5	$(441.6)
Indefinite-lived:
Tradenames and other	40.1	—	40.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,179.7	$(489.4)	$1,123.1	$(441.6)

Amortization expense associated with definite-lived intangible assets was $18.7 million and $17.9 million during the three months ended September 30, 2022 and 2021, respectively, and $53.6 million and $56.9 million during the nine months ended September 30, 2022 and 2021, respectively. Future amortization expense associated with these intangible assets is estimated to be $18.8 million for the remainder of 2022, $71.0 million in 2023, $67.9 million in 2024, $63.5 million in 2025, $59.9 million in 2026, and $54.3 million in 2027. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset's useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 8 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2022	December 31, 2021
Customer program incentives	$70.5	$67.3
Accrued income taxes	9.4	4.8
Contract liabilities - deferred revenue	55.4	16.7
Customer refund liability	14.7	16.7
Accrued warranties(1)	25.5	36.7
Current operating lease liabilities	29.5	27.1
Other	101.2	94.1
TOTAL	$306.2	$263.4
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.

NOTE 9 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2022	December 31, 2021
Pensions	$176.0	$189.8
Other post-retirement benefits	17.0	17.0
Deferred tax liabilities	96.6	114.7
Accrued warranties long-term(1)	31.3	29.4
Non-current operating lease liabilities	81.9	58.3
Other	105.6	112.1
TOTAL	$508.4	$521.3
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 10 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	302.2	—	302.2	2.8
Other comprehensive (loss) income	—	—	—	(20.4)	(20.4)	—
Stock-based compensation	—	16.7	—	—	16.7	—
Acquisition/surrender of common shares(1)	—	(13.1)	(145.2)	—	(158.3)	—
Cash dividends declared ($2.10 per share)	—	—	(113.4)	—	(113.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.7)
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT JUNE 30, 2022	$0.6	$3.9	$2,603.6	$(351.2)	$2,256.9	$11.0
Net income	—	—	139.1	—	139.1	1.7
Other comprehensive (loss) income	—	—	—	(23.0)	(23.0)	—
Stock-based compensation	—	5.0	—	—	5.0	—
Acquisition/surrender of common shares(1)	—	(0.9)	—	—	(0.9)	—
Cash dividends declared ($1.05 per share)	—	—	(56.5)	—	(56.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.2)
Directors deferred compensation	—	(1.9)	—	—	(1.9)	—
BALANCE AT SEPTEMBER 30, 2022	$0.6	$6.1	$2,686.2	$(374.2)	$2,318.7	$11.5
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	173.5	—	173.5	2.2
Other comprehensive (loss) income	—	—	—	7.0	7.0	—
Stock-based compensation	—	13.4	—	—	13.4	—
Acquisition/surrender of common shares(1)	—	(18.5)	(13.2)	—	(31.7)	—
Cash dividends declared ($1.96 per share)	—	—	(106.7)	—	(106.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.4)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2021	$0.6	$—	$2,447.3	$(322.2)	$2,125.7	$15.2
Net income	—	—	108.4	—	108.4	2.1
Other comprehensive (loss) income	—	—	—	(10.9)	(10.9)	—
Stock-based compensation	—	3.1	—	—	3.1	—
Acquisition/surrender of common shares(1)	—	(3.4)	(1.0)	—	(4.4)	—
Cash dividends declared ($0.98 per share)	—	—	(53.4)	—	(53.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(8.0)
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT SEPTEMBER 30, 2021	$0.6	$—	$2,501.3	$(333.1)	$2,168.8	$9.3
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $145.2 million and $14.2 million in the first nine months of 2022 and 2021, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 11 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2022 is provided below (in millions):

(debit) credit	Cash flow hedge (loss) gain	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	1.3	(2.1)	(2.9)	(51.5)	(55.2)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	11.7	0.5	11.8
Current period other comprehensive income (loss)	0.9	(2.1)	8.8	(51.0)	(43.4)
BALANCE AT SEPTEMBER 30, 2022	$1.3	$(1.5)	$(194.0)	$(180.0)	$(374.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2022	2021	2022	2021	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$(0.1)	Net sales
	0.3	(0.1)	0.5	(0.9)	Cost of goods sold
	—	—	—	(0.2)	Other expense, net
	0.3	(0.1)	0.5	(1.2)	Total before tax
	(0.1)	—	(0.1)	0.3	Tax benefit (expense)
	$0.2	$(0.1)	$0.4	$(0.9)	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$—	$(0.3)	$(0.1)
Actuarial gains(losses) (a)	(2.8)	(2.7)	(7.8)	(8.1)
Settlement losses (a)	(1.7)	—	(7.5)	—
	(4.6)	(2.7)	(15.6)	(8.2)	Total before tax
	1.3	0.7	3.9	2.1	Tax benefit (expense)
	$(3.3)	$(2.0)	$(11.7)	$(6.1)	Gain (loss) net of tax
Reclassification of currency translation gain (loss):
	$—	$—	$(0.5)	$—	Gain (loss) on disposition of business (Note 2)
	—	—	—	—	Tax benefit (expense)
	$—	$—	$(0.5)	$—	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(3.1)	$(2.1)	$(11.8)	$(7.0)	Gain (loss) net of tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 13 - Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 12 Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Service-based and performance-based restricted stock awards granted by the Company are considered participating securities as these awards contain a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$150.3	$103.4	$388.4	$265.5
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(1.0)	(0.9)
Net income from continuing operations available to common shareholders	$149.9	$103.1	$387.4	$264.6

Net (loss) income from discontinued operations attributable to Hubbell Incorporated	$(11.2)	$5.0	$52.9	$16.4
Less: Earnings allocated to participating securities	—	—	(0.1)	—
Net (loss) income from discontinued operations available to common shareholders	$(11.2)	$5.0	$52.8	$16.4

Net income attributable to Hubbell Incorporated	$139.1	$108.4	$441.3	$281.9
Less: Earnings allocated to participating securities	(0.4)	(0.3)	(1.1)	(0.9)
Net income available to common shareholders	$138.7	$108.1	$440.2	$281.0

Denominator:
Average number of common shares outstanding	53.7	54.3	53.8	54.3
Potential dilutive common shares	0.3	0.4	0.3	0.4
Average number of diluted shares outstanding	54.0	54.7	54.1	54.7

Basic earnings per share:
Basic earnings per share from continuing operations	$2.79	$1.89	$7.20	$4.88
Basic (loss) earnings per share from discontinued operations	$(0.21)	$0.10	$0.98	$0.30
Basic earnings per share	$2.58	$1.99	$8.18	$5.18

Diluted earnings per share:
Diluted earnings per share from continuing operations	$2.78	$1.88	$7.16	$4.84
Diluted (loss) earnings per share from discontinued operations	$(0.21)	$0.10	$0.98	$0.30
Diluted earnings per share	$2.57	$1.98	$8.14	$5.14

The Company did not have any significant anti-dilutive securities outstanding during the three and nine months ended September 30, 2022 and 2021.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 13 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Three Months Ended September 30,
Service cost	$0.2	$0.2	$—	$—
Interest cost	5.4	5.9	0.2	0.1
Expected return on plan assets	(5.1)	(9.1)	—	—
Amortization of prior service cost	0.1	—	—	—
Amortization of actuarial losses	2.8	2.7	—	—
Settlement losses	1.7	—	—	—
NET PERIODIC BENEFIT COST	$5.1	$(0.3)	$0.2	$0.1
Nine Months Ended September 30,
Service cost	$0.6	$0.7	$—	$—
Interest cost	18.0	17.9	0.4	0.4
Expected return on plan assets	(21.5)	(27.4)	—	—
Amortization of prior service cost	0.3	0.1	—	—
Amortization of actuarial losses (gains)	8.0	8.1	(0.2)	—
Settlement losses	7.5	—	—	—
NET PERIODIC BENEFIT COST	$12.9	$(0.6)	$0.2	$0.4

During the three months ended September 30, 2022, the Company recognized $1.5 million of settlement losses in continuing operations and $0.2 million of settlement losses in discontinued operations. During the nine months ended September 30, 2022 the Company recognized $5.9 million of settlement losses in continuing operations and $1.6 million of settlement losses in discontinued operations. Those settlement losses are the result of lump-sum distributions from the Company's defined benefit pension plans which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Employer Contributions

The Company made $10.0 million in contributions to its qualified domestic defined benefit pension plan and $2.5 million in contributions to its foreign pension plans during the nine months ended September 30, 2022. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2022.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 14 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2022 and December 31, 2021, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2022 and 2021 are set forth below (in millions):

	2022	2021
BALANCE AT JANUARY 1, (a)	$66.1	$72.7
Provision	14.0	6.2
Expenditures/payments/other	(23.3)	(13.1)
BALANCE AT SEPTEMBER 30, (a)	$56.8	$65.8
(a) Refer to Note 8 – Other Accrued Liabilities and Note 9 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 15 Fair Value Measurement

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
At September 30, 2022 our accounts receivable balance was $800.5 million, net of allowances of $14.8 million. During the nine months ended September 30, 2022 our allowances increased approximately $4.2 million.
Investments

At September 30, 2022 and December 31, 2021, the Company had $61.0 million and $54.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $63.0 million and $53.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021 the unrealized losses attributable to our available-for-sale debt securities were $2.1 million and $0.1 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $60.8 million at September 30, 2022 and $12.2 million at December 31, 2021.

The Company also had trading securities of $18.1 million at September 30, 2022 and $24.5 million at December 31, 2021 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the results of operations.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2022
Money market funds(a)	$108.9	$—	$—	$108.9
Time Deposits(a)	—	4.6	—	4.6
Available for sale investments	—	61.0	—	61.0
Trading securities	18.1	—	—	18.1
Deferred compensation plan liabilities	(18.1)	—	—	(18.1)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.8	—	1.8
TOTAL	$108.9	$67.4	$—	$176.3

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2021
Money market funds(a)	$58.5	$—	$—	$58.5
Available for sale investments	—	54.0	—	54.0
Trading securities	24.5	—	—	24.5
Deferred compensation plan liabilities	(24.5)	—	—	(24.5)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.5	—	0.5
TOTAL	$58.5	$54.5	$—	$113.0
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $2.0 million and $2.5 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2022 and 2021, respectively. As a result of participant distributions, the Company sold $3.8 million of these trading securities during the nine months ended September 30, 2022 and $3.0 million during the nine months ended September 30, 2021. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of September 30, 2022 and December 31, 2021, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,437.3 million and $1,435.5 million, respectively. The estimated fair value of the long-term debt as of September 30, 2022 and December 31, 2021 was $1,304.6 million and $1,524.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

HUBBELL INCORPORATED-Form 10-Q    23

Back to Contents

NOTE 16 Commitments and Contingencies

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

Back to Contents

NOTE 17 Restructuring Costs and Other

In the three and nine months ended September 30, 2022, we incurred costs for restructuring actions initiated in 2022 as well as costs for restructuring actions initiated in the prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$1.3	$—	$—	$0.1	$1.3	$0.1
Electrical Solutions	4.1	0.6	1.1	0.3	5.2	0.9
Total Pre-Tax Restructuring Costs	$5.4	$0.6	$1.1	$0.4	$6.5	$1.0

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$3.0	$0.6	$0.1	$0.2	$3.1	$0.8
Electrical Solutions	4.7	1.3	1.9	0.4	6.6	1.7
Total Pre-Tax Restructuring Costs	$7.7	$1.9	$2.0	$0.6	$9.7	$2.5

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/22	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2022
2022 Restructuring Actions
Severance	$—	$7.1	$(0.3)	$6.8
Asset write-downs	—	—	—	—
Facility closure and other costs	—	1.8	(1.4)	0.4
Total 2022 Restructuring Actions	$—	$8.9	$(1.7)	$7.2
2021 and Prior Restructuring Actions
Severance	$4.1	$0.5	$(0.9)	$3.7
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.3	(0.4)	—
Total 2021 and Prior Restructuring Actions	$4.2	$0.8	$(1.3)	$3.7
Total Restructuring Actions	$4.2	$9.7	$(3.0)	$10.9

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2021	Costs incurred in the first nine months of 2022	Remaining costs at 9/30/2022
2022 Restructuring Actions
Utility Solutions	$3.7	$—	$3.1	$0.6
Electrical Solutions	9.2	—	5.8	3.4
Total 2022 Restructuring Actions	$12.9	$—	$8.9	$4.0
2021 and Prior Restructuring Actions
Utility Solutions	$6.5	$2.4	$—	$4.1
Electrical Solutions	2.3	1.5	0.8	—
Total 2021 and Prior Restructuring Actions	$8.8	$3.9	$0.8	$4.1
Total Restructuring Actions	$21.7	$3.9	$9.7	$8.1

NOTE 18 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2022	December 31, 2021
Senior notes at 3.35%	2026	$397.6	$397.2
Senior notes at 3.15%	2027	297.4	297.0
Senior notes at 3.50%	2028	446.1	445.5
Senior notes at 2.300%	2031	296.2	295.8
TOTAL LONG-TERM DEBT(a)		$1,437.3	$1,435.5
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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2022. As of September 30, 2022, the 2021 Credit Facility was undrawn.

Short-Term Debt

The Company had $4.0 million and $9.7 million of short-term debt outstanding at September 30, 2022 and December 31, 2021, respectively, which consisted primarily of borrowings to support our international operations in China and other short term debt to support operations.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Note 19 Stock-Based Compensation

As of September 30, 2022, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2022, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended September 30, 2022.

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

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during February 2022:

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

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $174.48 for the awards granted during February 2022.

Grant Date	Fair Value	Performance Period	Payout Range
February 2022	$174.48	Jan 2022 - Dec 2024	0-200%

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovation solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 16,200 individuals worldwide as of September 30, 2022.

The Company’s reporting segments consist of the Electrical Solutions segment and the Utility Solutions segment.

Results for the three and nine months ended September 30, 2022 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. We have recently experienced significant inflationary pressure across much of our business. We have had to take various pricing actions to cover the higher costs and protect our margin profile. Because we expect inflation to remain a factor for the foreseeable future, we expect to continue these pricing actions subject, however, to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

Impact of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). U.S. federal, state, local, and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, as of September 30, 2022 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

Additionally, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship finished products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity costs, which are expected to persist through the remainder of 2022 and into 2023.

Discontinued Operations

On February 1, 2022, the Company completed the sale of the C&I Lighting business to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The sale of this business is reported as a discontinued operation in our Condensed Consolidated Financial Statements. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Condensed Consolidated Financial Statements, which note is incorporated herein by reference.

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations – Third Quarter of 2022 compared to the Third Quarter of 2021

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2022	% of Net sales	2021	% of Net sales
Net sales	$1,316.2		$1,083.4
Cost of goods sold	917.7	69.7%	782.3	72.2%
Gross profit	398.5	30.3%	301.1	27.8%
Selling & administrative ("S&A") expense	194.9	14.8%	155.2	14.3%
Operating income	203.6	15.5%	145.9	13.5%
Net income from continuing operations	152.0	11.5%	105.5	9.7%
Less: Net income from continuing operations attributable to non-controlling interest	(1.7)	(0.1)%	(2.1)	(0.2)%
Net income from continuing operations attributable to Hubbell Incorporated	150.3	11.4%	103.4	9.5%
(Loss) income from discontinued operations, net of tax	(11.2)		5.0
Net income attributable to Hubbell incorporated	139.1		108.4
Less: Earnings allocated to participating securities	(0.4)		(0.3)
Net income available to common shareholders	$138.7		$108.1
Average number of diluted shares outstanding	54.0		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$2.78		$1.88
DILUTED (LOSS) EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$(0.21)		$0.10

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

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

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Adjusted operating measures also exclude the following:

• 2022 - A pension settlement charge of $5.9 million, of which $1.5 million was recorded in the third quarter.

• 2021 - A $16.8 million pre-tax loss on the early extinguishment of long-term debt from the redemption of all of the Company's outstanding 3.625% Senior Notes due 2022 in the aggregate principal amount of $300 million and a $6.9 million loss on the disposal of a business.

These items are reported in Total other expense (below Operating income) in the Condensed Consolidated Statements of Income. The Company excludes these non-core items because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below, Note 13 – Pension and Other Benefits and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt to Capital - Unsecured Senior Notes, for additional information.

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

Back to Contents

The following table reconciles each of our non-GAAP adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Three Months Ended September 30,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$398.5	30.3%	$301.1	27.8%
Amortization of acquisition-related intangible assets	8.8	0.6%	5.7	0.5%
Adjusted gross profit	$407.3	30.9%	$306.8	28.3%
S&A expenses (GAAP measure)	$194.9	14.8%	$155.2	14.3%
Amortization of acquisition-related intangible assets	12.0	0.9%	12.2	1.1%
Adjusted S&A expenses	$182.9	13.9%	$143.0	13.2%
Operating income (GAAP measure)	$203.6	15.5%	$145.9	13.5%
Amortization of acquisition-related intangible assets	20.8	1.5%	17.9	1.6%
Adjusted operating income	$224.4	17.0%	$163.8	15.1%
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$150.3		$103.4
Amortization of acquisition-related intangible assets	20.8		17.9
Loss on disposition of business	—		0.1
Loss on extinguishment of debt	—		—
Pension charge	1.5		—
Subtotal	$22.3		$18.0
Income tax effects(1)	5.5		4.4
Adjusted net income from continuing operations attributable to Hubbell Incorporated	$167.1		$117.0
Less: Earnings allocated to participating securities	(0.4)		(0.4)
Adjusted net income from continuing operations available to common shareholders	$166.7		$116.6
Average number of diluted shares outstanding	54.0		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED FROM CONTINUING OPERATIONS	$3.08		$2.13
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$232.8	21.5	$113.1	11.7
Impact of acquisitions	20.5	1.9	40.5	4.2
Impact of divestitures	—	—	(2.2)	(0.2)
Foreign currency exchange	(6.5)	(0.6)	6.3	0.6
Organic net sales growth (non-GAAP measure)	$218.8	20.2	$68.5	7.1

HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Net Sales

Net sales of $1,316.2 million in the third quarter of 2022 increased by $232.8 million compared to the third quarter of 2021. Organic net sales increased by 20.2% primarily due to favorable price realization and higher unit volume, which was partially offset by 0.6% due to foreign exchange.

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold decreased by 250 basis points to 69.7% in the third quarter of 2022, as compared to 72.2% in the third quarter of 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity, higher investments in our business and restructuring and related costs.

Gross Profit

The gross profit margin in the third quarter of 2022 increased by 250 basis points to 30.3% as compared to 27.8% in the third quarter of 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.9% in the third quarter of 2022 as compared to 28.3% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization that was in excess of material cost inflation, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity, higher investments in our business and restructuring and related costs.

Selling & Administrative Expenses

S&A expense in the third quarter of 2022 was $194.9 million and increased by $39.7 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 50 basis points to 14.8% in the third quarter of 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales was 13.9% in the third quarter of 2022 which increased by 70 basis points compared to the same period of the prior year, primarily as a result of the impact of higher travel and entertainment cost and other cost inflation, partially offset by a benefit from an increase in Net sales volume.

Total Other Expense

Total other expense decreased by $0.1 million in the third quarter of 2022 to $12.8 million, primarily due to lower interest expense, offset by a pension settlement charge of $1.5 million recognized in the third quarter of 2022.

Income Taxes

The effective tax rate in the third quarter of 2022 decreased to 20.3% as compared to 20.7% in the third quarter of 2021, primarily due to favorable tax effects in the third quarter of 2022 from the completion of a tax audit, which were greater compared to the favorable tax effects of changes of certain tax reserves in the third quarter of 2021.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $150.3 million in the third quarter of 2022 and increased 45.4% as compared to the same period of the prior year. As a result, earnings per diluted share from continuing operations in the third quarter of 2022 increased 47.9% as compared to the third quarter of 2021. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods and a pension settlement charge in 2022, was $167.1 million in the third quarter of 2022 and increased by 42.8% as compared to the third quarter of 2021. Adjusted earnings per diluted share from continuing operations in the third quarter of 2022 increased by 44.6% as compared to the third quarter of 2021.

(Loss) Income From Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $11.2 million in the third quarter of 2022 as compared to income of $5.0 million in the same prior year period. The results in the third quarter of 2022 included $3.0 million of pre-tax transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Three Months Ended September 30,
(In millions)	2022	2021
Net sales	$774.5	$601.8
Operating income (GAAP measure)	129.8	79.6
Amortization of acquisition-related intangible assets	14.3	14.6
Adjusted operating income	$144.1	$94.2
Operating margin (GAAP measure)	16.8%	13.2%
Adjusted operating margin	18.6%	15.7%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$172.7	28.7	$44.1	7.9
Impact of acquisitions	4.9	0.9	33.2	6.0
Impact of divestitures	—	—	(2.2)	(0.4)
Foreign currency exchange	(2.8)	(0.5)	2.3	0.4
Organic net sales growth (non-GAAP measure)	$170.6	28.3	$10.8	1.9

Net sales in the Utility Solutions segment in the third quarter of 2022 were $774.5 million, an increase of $172.7 million, or 28.7%, as compared to the third quarter of 2021. This increase was due to a 28.3% increase in organic net sales in the third quarter of 2022 as compared to the same prior year period, driven by favorable price realization and higher unit volumes, partially offset by a 0.5% decrease due to foreign exchange.

Operating income in the Utility Solutions segment for the third quarter of 2022 was $129.8 million, an increase of 63.1% compared to the third quarter of 2021. Operating margin increased to 16.8% as compared to 13.2% in the same period of 2021. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 18.6% in the third quarter of 2022 compared to 15.7% in the prior year period, primarily driven by price realization that exceeded material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in the business.

ELECTRICAL SOLUTIONS

	Three Months Ended September 30,
(In millions)	2022	2021
Net sales	$541.7	$481.6
Operating income (GAAP measure)	73.8	66.3
Amortization of acquisition-related intangible assets	6.5	3.3
Adjusted operating income	$80.3	$69.6
Operating margin (GAAP measure)	13.6%	13.8%
Adjusted operating margin	14.8%	14.5%

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$60.1	12.5	$69.0	16.7
Impact of acquisitions	15.6	3.2	7.3	1.7
Impact of divestitures	—	—	—	—
Foreign currency exchange	(3.7)	(0.7)	4.0	1.0
Organic net sales growth (non-GAAP measure)	$48.2	10.0	$57.7	14.0

Net sales in the Electrical Solutions segment in the third quarter of 2022 were $541.7 million and increased by $60.1 million, or 12.5%, as compared to the third quarter of 2021. The increase resulted from a 10.0% increase in organic net sales in the third quarter of 2022 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, partially offset by a 0.7% decrease from foreign exchange.

Operating income in the Electrical Solutions segment for the third quarter of 2022 was $73.8 million and increased approximately 11.3% compared to the third quarter of 2021, while operating margin in the third quarter of 2022 decreased by 20 basis points to 13.6%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 30 basis points to 14.8%, as compared to the same prior year period. The increase in the adjusted operating margin in the third quarter of 2022 is primarily due to favorable price realization that was in excess of higher material costs, and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity, and restructuring and related costs.

Results of Operations – Nine months ended September 30, 2022 compared to the Nine months ended September 30, 2021

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2022	% of Net sales	2021	% of Net sales
Net sales	$3,728.3		$3,094.0
Cost of goods sold	2,623.5	70.4%	2,232.4	72.2%
Gross profit	1,104.8	29.6%	861.6	27.8%
Selling & administrative ("S&A") expense	567.7	15.2%	463.6	14.9%
Operating income	537.1	14.4%	398.0	12.9%
Net income from continuing operations	392.9	10.5%	269.8	8.7%
Less: Net income from continuing operations attributable to non-controlling interest	(4.5)	(0.1)%	(4.3)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	388.4	10.4%	265.5	8.6%
Income from discontinued operations, net of tax	52.9		16.4
Net income attributable to Hubbell incorporated	441.3		281.9
Less: Earnings allocated to participating securities	(1.1)		(0.9)
Net income available to common shareholders	$440.2		$281.0
Average number of diluted shares outstanding	54.1		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$7.16		$4.84
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$0.98		$0.30

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

The following table reconciles each of our non-GAAP, adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	Nine Months Ended September 30,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$1,104.8	29.6%	$861.6	27.8%
Amortization of acquisition-related intangible assets	20.0	0.6%	21.2	0.7%
Adjusted gross profit	$1,124.8	30.2%	$882.8	28.5%
S&A expenses (GAAP measure)	$567.7	15.2%	$463.6	14.9%
Amortization of acquisition-related intangible assets	35.7	0.9%	37.7	1.2%
Adjusted S&A expenses	$532.0	14.3%	$425.9	13.7%
Operating income (GAAP measure)	$537.1	14.4%	$398.0	12.9%
Amortization of acquisition-related intangible assets	55.7	1.5%	58.9	1.9%
Adjusted operating income	$592.8	15.9%	$456.9	14.8%
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$388.4		$265.5
Amortization of acquisition-related intangible assets	55.7		58.9
Loss on disposition of business	—		6.9
Loss on extinguishment of debt	—		16.8
Pension charge	5.9		—
Subtotal	$61.6		$82.6
Income tax effects(1)	15.3		20.0
Adjusted net income from continuing operations attributable to Hubbell Incorporated	$434.7		$328.1
Less: Earnings allocated to participating securities	(1.1)		(1.1)
Adjusted net income from continuing operations available to common shareholders	$433.6		$327.0
Average number of diluted shares outstanding	54.1		54.7
ADJUSTED EARNINGS PER SHARE – DILUTED FROM CONTINUING OPERATIONS	$8.01		$5.98
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$634.3	20.5	$328.6	11.9
Impact of acquisitions	20.5	0.7	109.2	3.9
Impact of divestitures	(4.0)	(0.1)	(2.8)	(0.2)
Foreign currency exchange	(10.0)	(0.4)	15.3	0.7
Organic net sales growth (non-GAAP measure)	$627.8	20.3	$206.9	7.5

Net Sales

Net sales of $3,728.3 million in the first nine months of 2022 increased by $634.3 million compared to the first nine months of 2021. Organic net sales increased by 20.3% primarily due to favorable price realization and higher unit volume, which was partially offset by 0.4% due to the impact of foreign exchange.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Cost of Goods Sold

As a percentage of Net sales, cost of goods sold decreased by 180 basis points to 70.4% in the first nine months of 2022, as compared to 72.2% in the first nine months of 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in our business.

Gross Profit

The gross profit margin in the first nine months of 2022 increased by 180 basis points to 29.6% as compared to 27.8% in the first nine months of 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.2% in the first nine months of 2022 as compared to 28.5% in the same period of the prior year. The increase in the adjusted gross profit margin primarily reflects favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in our business.

Selling & Administrative Expenses

S&A expense in the first nine months of 2022 was $567.7 million and increased by $104.1 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 30 basis points to 15.2% in the first nine months of 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales was 14.3% in the first nine months of 2022 which was increased by 60 basis points from 13.7% in the same period of the prior year, as the impact of higher travel and entertainment cost and other cost inflation was partially offset by a benefit from an increase in Net sales volume.

Total Other Expense

Total other expense decreased by $25.7 million in the first nine months of 2022 to $36.9 million, primarily due to a $16.8 million loss on extinguishment of debt, and a $6.9 million loss on the disposition of a business each recorded during the second quarter of 2021, and $10.8 million of income from transition services related to the C&I Lighting business disposition recorded in 2022, partially offset by a pension settlement charge of $5.9 million recognized in 2022.

Income Taxes

The effective tax rate in the first nine months of 2022 increased to 21.4% as compared to 19.5% in the first nine months of 2021, primarily due to favorable tax effects in 2021 from stock-based compensation and the statute of limitation expirations on certain tax reserves, partially offset by the completion of a tax audit in 2022.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $388.4 million in the first nine months of 2022 and increased 46.3% as compared to the same period of the prior year. As a result, earnings per diluted share from continuing operations in the first nine months of 2022 increased 47.9% as compared to the first nine months of 2021. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, a pension settlement charge in 2022, and the loss on extinguishment of debt and loss on the disposition of business in 2021, was $434.7 million in the first nine months of 2022 and increased by 32.5% as compared to the same period of the prior year. Adjusted earnings per diluted share from continuing operations in the first nine months of 2022 increased by 33.9% as compared to the first nine months of 2021.

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $52.9 million in the first nine months of 2022, as compared to income of $16.4 million in the same prior year period. The results in the first nine months 2022 included a $73.7 million gain on disposal as a result of the disposition of the C&I Lighting business, partially offset by$9.7 million of transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2022	2021
Net sales	$2,154.8	$1,722.8
Operating income (GAAP measure)	329.3	213.2
Amortization of acquisition-related intangible assets	42.2	48.9
Adjusted operating income	$371.5	$262.1
Operating margin (GAAP measure)	15.3%	12.4%
Adjusted operating margin	17.2%	15.2%

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$432.0	25.1	$158.6	10.1
Impact of acquisitions	4.9	0.3	90.7	5.8
Impact of divestitures	(4.0)	(0.2)	(2.8)	(0.2)
Foreign currency exchange	(1.8)	(0.1)	2.9	0.2
Organic net sales growth (non-GAAP measure)	$432.9	25.1	$67.8	4.3

Net sales in the Utility Solutions segment in the first nine months of 2022 were $2,154.8 million, an increase of $432.0 million, or 25.1%, as compared to the first nine months of 2021. This increase was due to a 25.1% increase in organic net sales driven by favorable price realization and higher unit volumes, and 0.3% due to the impact of acquisitions, partially offset by 0.2% due to the impact of divestitures.

Operating income in the Utility Solutions segment for the first nine months of 2022 was $329.3 million, an increase of 54.5% compared to the first nine months of 2021. Operating margin increased to 15.3% as compared to 12.4% in the same period of 2021. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 17.2% in the first nine months of 2022 compared to 15.2% in the prior year period, primarily driven by price realization that exceeded material cost inflation, higher unit volume, partially offset by, higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and increased investment in our business.

ELECTRICAL SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2022	2021
Net sales	$1,573.5	$1,371.2
Operating income (GAAP measure)	207.8	184.8
Amortization of acquisition-related intangible assets	13.5	10.0
Adjusted operating income	$221.3	$194.8
Operating margin (GAAP measure)	13.2%	13.5%
Adjusted operating margin	14.1%	14.2%

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$202.3	14.8	$170.0	14.2
Impact of acquisitions	15.6	1.1	18.5	1.6
Impact of divestitures	—	—	—	—
Foreign currency exchange	(8.2)	(0.5)	12.4	1.0
Organic net sales growth (non-GAAP measure)	$194.9	14.2	$139.1	11.6

Net sales in the Electrical Solutions segment in the first nine months of 2022 were $1,573.5 million and increased by $202.3 million, or 14.8%, as compared to the first nine months of 2021. The increase resulted from a 14.2% increase in organic net sales in the first nine months of 2022 as compared to the same prior year period, primarily due to favorable price realization and higher unit volume, and 1.1% due to the impact of acquisitions, partially offset by a 0.5% decrease from foreign exchange.

Operating income in the Electrical Solutions segment for the first nine months of 2022 was $207.8 million and increased approximately 12.4% compared to the first nine months of 2021, while operating margin in the first nine months of 2022 decreased by 30 basis points to 13.2%. Excluding amortization of acquisition-related intangibles, adjusted operating margin was flat at 14.1%, as compared to the same prior year period. Adjusted operating margin in the first nine months of 2022 declined due to higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity, higher investments in our business and restructuring and related costs, however that decline was offset by benefits from favorable price realization that was in excess of higher material costs, and higher unit volume.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine months ended September 30,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$393.8	$288.2
Investing activities from continuing operations	92.6	(49.8)
Financing activities from continuing operations	(340.3)	(252.4)
Cash from discontinued operations	(51.8)	14.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14.2)	(2.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$80.1	$(1.6)

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2022 was $393.8 million compared to cash provided by operating activities from continuing operations of $288.2 million for the same period in 2021. The increase was primarily due to higher net income during the first nine months of 2022, partially offset by changes in the components of working capital, as we invested in working capital to serve customer demand and growth in our order backlog.

Cash provided by investing activities from continuing operations was $92.6 million in the nine months ended September 30, 2022 compared to cash used of $49.8 million during the comparable period in 2021. That change was driven by $332.8 million in net proceeds from the disposal of the C&I Lighting business, partially offset by cash used to acquire PCX and Ripley Tools in the first nine months of 2022 compared to the first nine months of 2021.

Cash used in financing activities from continuing operations was $340.3 million in the nine months ended September 30, 2022 as compared to cash used of $252.4 million in the comparable period of 2021. This change primarily reflects an increase of $138.8 million from the Company's share repurchases in the first nine months of 2022 compared to the same prior year period, partially offset by change in net borrowings.

Cash from discontinued operations was a use of cash of $51.8 million in the nine months ended September 30, 2022 as compared to cash provided by discontinued operations of $14.9 million in the comparable period of 2021.

The unfavorable impact of foreign currency exchange rates on cash was $14.2 million for the nine months ended September 30, 2022 and is primarily related to weakening of the British Pound, Canadian dollar, Chinese Yuan and Australian Dollar versus the U.S. Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In July 2022, the Company acquired all of the issued and outstanding membership interests of PCX for a cash purchase price of approximately $114.0 million, net of cash acquired, subject to customary purchase price adjustments. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. In July 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools for a cash purchase price of approximately $49.6 million, net of cash acquired, subject to customary purchase price adjustments. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that serves both the utility and communications market. This business is reported in the Utility Solutions segment.

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

HUBBELL INCORPORATED-Form 10-Q    40

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

The table below presents the restructuring and related costs incurred in the first nine months of 2022, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2022 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2022	Additional expected costs	Expected completion date
2022 Restructuring Actions	$8.9	$4.0	2024
2021 and Prior Restructuring Actions	0.8	4.1	2022
Total Restructuring cost (GAAP measure)	$9.7	$8.1
Restructuring-related costs	5.1	0.7
Restructuring and related costs (Non-GAAP)	$14.8	$8.8

During the first nine months of 2022, we invested $67.2 million in capital expenditures, an increase of $4.4 million from the comparable period of 2021 as we continue to invest in capacity expansion, automation and productivity initiatives.

Stock Repurchase Program

On October 23, 2020, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first nine months of 2022, the Company repurchased $150.0 million of shares of common stock authorized under the October 2020 program. At September 30, 2022, our remaining share repurchase authorization under the October 2020 program is $138.8 million. On October 21, 2022 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2025. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2022 and December 31, 2021, the Company had $1,437.3 million and $1,435.5 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at September 30, 2022.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2022. As of September 30, 2022, the 2021 Credit Facility was undrawn.

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

At September 30, 2022 and December 31, 2021, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,437.3 million and $1,435.5 million at September 30, 2022 and December 31, 2021, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2022.

Short-term Debt

At September 30, 2022 and December 31, 2021 the Company had $4.0 million and $9.7 million, respectively, of short-term debt outstanding, which consisted primarily of borrowings to support our international operations in China, as well as $1.4 million of other short term debt at September 30, 2022 to support operations.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2022	December 31, 2021
Total Debt	$1,441.3	$1,445.2
Hubbell Incorporated Shareholders’ Equity	2,318.7	2,229.8
TOTAL CAPITAL	$3,760.0	$3,675.0
Total Debt to Total Capital	38%	39%
Cash and Investments	446.0	364.7
Net Debt	$995.3	$1,080.5
Net Debt to Total Capital	26%	29%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2022, we returned capital to our shareholders by paying $169.6 million of dividends on our common stock and using $150.0 million of cash for share repurchases.

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

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $366.9 million of cash and cash equivalents at September 30, 2022, of which approximately 36% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at September 30, 2022.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2022, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, the anticipated effects of the COVID-19 pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, customers, end markets, results of operations and financial condition and anticipated actions to be taken by management in response to the pandemic and related governmental and business actions, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, including those regarding the adverse impact of the COVID-19 pandemic on the Company's end markets, are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•The impact of inflation on our business and effectiveness of pricing actions we have taken to cover higher costs and protect our margin profile
•General economic and business conditions in particular industries, markets or geographic regions, as well the potential for a significant economic slowdown, stagflation or economic recession.
•The lingering impact of the COVID-19 pandemic, including supply chain disruptions and availability, costs and quantity of raw materials, purchased components, energy and freight.
•The resurgence of the COVID-19 pandemic and its potential impact on global economic systems, our employees, sites, operations, and customers.
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
•Anticipated future contributions and assumptions including increases in interest rates and changes in plan assets with respect to pensions and other retirement benefits, as well as pension withdrawal liabilities.
•Adjustments to product warranty accruals in response to claims incurred, historical experiences and known costs.
•Unexpected costs or charges, certain of which might be outside of our control.
•Changes in strategy due to, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.
•Ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisitions of PCX and Ripley Tools, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
•The impact of certain divestitures, including the benefits and costs of the sale of the C&I Lighting business to GE Current, a Daintree Company.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

•The ability of government customers to meet their financial obligations.
•Political unrest and military actions in foreign countries, particularly the armed conflict in Ukraine, as well as the impact on world markets and energy supplies resulting therefrom.
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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2022. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factor described below, which could materially affect the Company’s business, financial condition or future results. The disclosure below modifies the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The reader should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Business and Operational Risks

Inflation and other adverse economic conditions may adversely effect our business, results of operations and financial condition.

Our operating results can be sensitive to changes in general economic conditions, inflation, economic slowdowns, stagflation and recessions. Our sales are subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.

We have recently experienced significant inflationary pressure across much of our business. Global supply chains continue to struggle to keep up with increasing demand due to the lingering impact of the COVID-19 pandemic. The resulting supply chain issues and increased demand have also led to increased freight, labor and commodity costs. We have had to take various pricing actions to cover the higher costs and protect our margin profile. There can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures.

In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and results of operations.
HUBBELL INCORPORATED-Form 10-Q    47

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023. Our remaining share repurchase authorization under the 2020 program is $138.8 million. On October 21, 2022 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2025. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended September 30, 2022.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101	The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2022

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    50