Form 10-K
period 2022-12-31
HUBBELL INC
filed 2023-02-09
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
☑
•	whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.(1)			☐
•
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).(1)
☐
•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☑
(1) Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022 was $9,535,164,630*. The number of shares outstanding of Hubbell Common Stock as of February 3, 2023 is 53,600,592.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
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

The Company’s reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment.

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

Utility Solutions Segment

Hubbell Utility Solutions has leading positions In Front of the Meter and at The Edge. The Utility Solutions segment (58% of consolidated revenues in 2022, 56% in 2021 and 56% in 2020) consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, enclosures, cutoffs and switches. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial variability in purchases by electrical utilities would affect this segment.

Products of the Utility Solutions segment are sold under the following brands and/or trademarks:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel®
•	Electro Composites®	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®
•	Reliaguard®	•	Greenjacket®	•	Armorcast®	•	Beckwith Electric™
•	Continental®	•	R.W. Lyall™	•	Gas Breaker®	•	AEC™
•	Ripley®

HUBBELL INCORPORATED - Form 10-K	3

Electrical Solutions Segment

Hubbell Electrical Solutions is positioned Behind the Meter, providing key components to building operators and industrial customers that enable them to manage their energy and operate critical infrastructure more efficiently and effectively. The Electrical Solutions segment (42% of consolidated revenues in 2022, 44% in 2021 and 44% in 2020) comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, and lighting fixtures, as well as other electrical equipment.

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

These products are sold under various brands and/or trademarks and are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). Brands and/or trademarks of products of the Electrical Solutions segment include:

•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm®	•	EC&M Design®
•	Bryant®	•	Wiegmann®	•	AccelTex Solutions™	•	iDevices®	•	Progress Lighting Design®
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Connector Products™	•	Austdac™
•	CMC®	•	Hawke™	•	Chalmit™	•	PCX™

4	HUBBELL INCORPORATED - Form 10-K

Information Applicable to Our Business

International Operations

The Company has several operations located outside of the United States. These operations manufacture, assemble and/or procure and market Hubbell products and services for both the Utility Solutions and Electrical Solutions segments.

See Note 21 — Industry Segments and Geographic Area Information in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors relating to manufacturing in and sourcing from foreign countries.

Customers

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 43% of our Net sales.

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

Backlog

Substantially all of the backlog existing at December 31, 2022 in the Electrical Solutions segment is expected to be shipped to customers in 2023. In the Utility Solutions segment, the backlog existing at December 31, 2022 includes backlog expected to be shipped during 2023, along with $320 million of backlog of contracts that span multiple years, primarily related to long-term contracts of the Aclara business to deliver and install meters and grid monitoring sensor technology. The backlog of orders believed to be firm at December 31, 2022 was $2,463.4 million compared to $1,848.0 million at December 31, 2021. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

As of December 31, 2022, Hubbell had approximately 16,300 salaried and hourly employees of whom approximately 9,800, or 60% are located in the United States. Approximately 1,800 of these U.S. employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory and regularly engages with its labor unions.

Hubbell is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Hubbell. Hubbell has created a multi-year, enterprise-wide strategy dedicated to evolving our inclusive culture while addressing underrepresentation where it exists across our company. As of December 31, 2022, 32% of our employees identify as female, and within the United States, 30% identify as female and 45% are racially diverse.

Across the enterprise, there are a variety of ways we invest in our people to learn - on the job, in the classroom, through self-directed learning, or through leadership programs. We have expanded our learning management system (known as Hubbell University) to make new content and training available to our employees. The Company has also expanded leadership development programs to provide career development to employees at all levels and continues to expand its Campus Programs to foster a pipeline of early career talent at Hubbell.

The Company also fosters and encourages its employees to give back to their communities. The Company supports employees’ spirit of volunteerism in their communities throughout the year with its Volunteer Paid Time Off policy, which provides all employees with up to 8 hours of paid time off a year to volunteer with an eligible 501(c)(3) charity of their choice.

As a manufacturing company we focus on protecting the health and safety of our employees. We dedicate resources to track and monitor safety and recordable incidents using an enterprise-wide data management system. Through the Company’s myLife program, the Company provides comprehensive, competitive benefits that retain and support our employees supporting their health, wealth and peace of mind.

In October 2022, as a showing of appreciation to our employees continued excellence, the Company provided all employees globally with a Global Recharge Day. This paid day off provided all employees an opportunity to relax, refresh and recharge.

In 2022, Hubbell conducted an enterprise-wide employee survey, the Elevate Employee Experience Survey to better understand the voices of our employees worldwide. Elevate was the largest survey conducted by the Company and over 80% of Hubbell’s employees responded, providing insights that the Company is translating into action plans.

6	HUBBELL INCORPORATED - Form 10-K

Information about our Executive Officers

Name (1)	Age	Present Position	Business Experience
Gerben W. Bakker	58	Chairman of the Board, President and Chief Executive Officer	Present position since May 4, 2021; previously President and Chief Executive Officer since October 1, 2020; previously, President and Chief Operating Officer June 6, 2019 to October 1, 2020; Group President, Power Systems February 1, 2014 to June 6, 2019; Division Vice President, Hubbell Power Systems, Inc. (“HPS”) August 2009 - February 2014; President, HPS Brazil June 2005 - July 2009; Vice President, Sourcing, HPS March 2004 - May 2005.
William R. Sperry	60	Executive Vice President, Chief Financial Officer	Present position since May 5, 2020; previously, Executive Vice President, Chief Financial Officer and Treasurer June 6, 2019 to May 2020; Senior Vice President and Chief Financial Officer June 6, 2012 to June 6, 2019; Vice President, Corporate Strategy and Development August 15, 2008 to June 6, 2012; Managing Director, Lehman Brothers August 2006 to April 2008; various positions, including Managing Director, of J.P. Morgan and its predecessor institutions, 1994-2006; also a member of the board of directors of MSA Safety Incorporated since February 2019.
Jonathan M. Del Nero	51	Vice President, Controller	Present position since January 15, 2021; previously, Assistant Controller June 14, 2014, to January 15, 2021; Executive Director, Financial Reporting, Aetna June 2011 to June 2014; Senior Manager, Technical Accounting, Stanley Black and Decker June 2009 to June 2011; Manager of Accounting Policy, The Hartford September 2008 to June 2009; various positions at CIGNA March 2003 to September 2008.
Allan J. Connolly	55	President, Utility Solutions Segment	Present position since July 1, 2019 (the Utility Solutions Segment was formerly known as the Power Systems Group); previously, President, Aclara February 2018 to June 28, 2019; President and Chief Executive Officer of Aclara May 2014 to February 2018; Chief Operating Officer of Culligan International July 2012 to January 2014; Executive Vice President of Operations, Engineering and N.A. Industrial of Culligan International November 2006 to July 2012; Vice President of Research, Development & Engineering of Culligan International April 2006 to November 2006; General Manager Technology; GE Power & Water March 2003 to April 2006.
Alyssa R. Flynn	51	Chief Human Resources Officer	Present position since February 15, 2022; previously Vice President, Compensation, Benefits & HR Systems from February 2014 to February 2022; Chief of Staff to the Chief Executive Officer from June 2021 to February 2022; various positions, including Vice President, Human Resources, at PepsiCo from 1996 to 2014.
Katherine A. Lane	45	Senior Vice President, General Counsel and Secretary	Present position since May 4, 2021; previously Vice President, General Counsel and Secretary since June 6, 2019; previously, Vice President, Acting General Counsel and Secretary March 2019 to June 6, 2019; Vice President, Associate General Counsel June 2017 to March 2019; Vice President, Legal, Hubbell Commercial & Industrial September 2015 to June 2017; Senior Counsel, Hubbell Electrical Systems May 2014 to September 2015; Corporate General Attorney August 2010 to May 2014. Previously, various positions in private practice in law firms based in Massachusetts and Connecticut.
(1)As of February 9, 2023, there are no family relationships among any of the above executive officers and any of our directors. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

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

The COVID-19 pandemic continues to cause disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners, and customers do business. We continue to monitor the pandemic, and while periodic local increases and decreases in COVID-19 cases are likely, generally the restrictions due to and in response to the pandemic continue to relax in most locations. However, the COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, an adverse effect on the economy and our business in many ways. This includes, but is not limited to, global supply chain shortages for materials and component parts used in our products and associated escalating prices. In addition to supply shortages, constrained transportation capacities have led to significant price increases in transportation costs. We expect to continue to be affected by supply chain issues due to factors largely beyond our control, including, a global shortage of semi-conductors, chips and components used in our products, a strain on raw materials and cost inflation, all of which could escalate in future quarters.

Although economic conditions have generally improved since the height of the pandemic, the strength of the economic recovery is uncertain and may vary across industries, customers and from country to country. The ultimate extent and robustness of any economic recovery from the impact of the pandemic imposes a significant degree of uncertainty and complexity, and may adversely affect our operations, customer demand and our costs of production. Failure of economic recovery to continue and adverse or weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales.

Industry and Economic Risks

Inflation and other adverse conditions may adversely affect our business results of operations and financial condition.

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

We have recently experienced significant inflationary pressure across much of our business. Global supply chains continue to struggle to keep up with increasing demand due to the lingering impact of the COVID-19 pandemic. The resulting supply chain issues and increased demand have also led to increased freight, labor and commodity costs. In addition, various factors, including the level of economic activity in China and the conflict in Ukraine, has added to the volatility in energy costs. We have had to take various pricing actions to cover the higher costs and protect our margin profile. There can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures.

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

Our international operations accounted for approximately 8% of our Net sales in 2022. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Our 2021 Credit Facility uses LIBOR as a reference rate, such that the interest due pursuant to such borrowings may be calculated using LIBOR plus an applicable margin (determined by reference to a ratings based grid) or the alternate base rate. In March 2021, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that for most tenors of the USD LIBOR, rates would cease to be published after June 30, 2023, and one-week and two-month LIBOR ceased being published as of December 31, 2021. It is not possible to predict the effect of this announcement, including what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it when it ceases to exist. Once LIBOR is no longer available, if lenders have increased costs due to such changes, we may suffer from potential increases in interest rates on our floating rate debt. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

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

As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $2,640.4 million. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

HUBBELL INCORPORATED - Form 10-K	9

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

We are highly dependent on various software and information technology systems to record and process operational, human resources and financial transactions. The proper functioning of Hubbell’s information technology systems is critical to the successful operation of our business. Our information technology systems are susceptible to cyber threats, malware, phishing attacks, break-ins and similar events, breaches of physical security or tampering and manipulation of these systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft. Hubbell may also be subject to disruptions of any of our systems and our vendor's systems arising from events that are wholly or partially beyond our control, such as natural disasters, acts of terrorism, cyber-attacks, computer viruses, and electrical/telecommunications outages or failures. All of these risks are also applicable where Hubbell relies on outside vendors to provide services, which may operate in an online, or “cloud,” environment. A failure of our information technology systems could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company, as well as expose the Company to litigation and regulatory enforcement actions.

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

10	HUBBELL INCORPORATED - Form 10-K

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

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 43% of our Net sales. Deterioration in the credit quality of several major customers could adversely affect our results of operations, financial condition and cash flows.

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

Legal, Tax and Regulatory Risks

Changes in tax law relating to multinational corporations could adversely affect our tax position.

Government agencies, and the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.

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

Over the last five years, the U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"), which was replaced by the U.S.-Mexico-Canada Agreement, on July 1, 2020, and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), from which the United States has formally withdrawn, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business. In addition, we cannot predict what changes to trade policy will be made by the current presidential administration and Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

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

In recent years, various countries, and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

12	HUBBELL INCORPORATED - Form 10-K

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

In 2020, the United Kingdom exited the European Union (“EU”) (commonly referred to as “Brexit”). The long-term effects of Brexit, including the UK's relationship with the EU and other countries, including the U.S., remains unclear. We conduct business in both the UK and EU and shipments from our UK subsidiaries represented 3% of our total Net sales in both 2022 and 2021. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU and elsewhere. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for clean up or other costs or damages under environmental laws. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns. Environmental laws and regulations have generally become stricter in recent years. Compliance with any future laws and regulations could result in a materially adverse effect on our business and financial results. See Item 3 “Legal Proceedings” for a discussion of our legal proceedings.

HUBBELL INCORPORATED - Form 10-K	13

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

Natural disasters, the economic uncertainty resulting from the spread of global pandemics, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. For example, increases in energy demand and supply disruptions caused by the conflict in Ukraine have resulted in significantly higher energy prices, particularly in Europe. Persistent high energy prices and the potential for further supply disruptions, may have an adverse impact on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

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

14	HUBBELL INCORPORATED - Form 10-K

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

As of December 31, 2022, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. Other principal administrative offices are in Greenville, South Carolina, Manchester, New Hampshire and St. Louis, Missouri. The Utility Solutions segment operates 3 warehouse facilities and 23 manufacturing facilities globally, totaling approximately 4.4 million square feet. The Electrical Solutions segment operates 7 warehouse facilities and 25 manufacturing facilities globally totaling approximately 5.1 million square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

HUBBELL INCORPORATED - Form 10-K	15

ITEM 3    Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

16	HUBBELL INCORPORATED - Form 10-K

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the New York Stock Exchange under the symbol, "HUBB".

The number of common shareholders of record on February 3, 2023 was 1,205.

Our dividends are declared at the discretion of our Board of Directors. In October 2022, the Company’s Board of Directors approved an increase in the common stock dividend rate from $1.05 to $1.12 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2022 payment made to the shareholders of record on November 30, 2022.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities

On October 23, 2020 the Board of Directors approved a stock repurchase program (the "October 2020 program") that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2022 our remaining share repurchase authorization under the October 2020 program is $106.7 million. On October 21, 2022 the Board of Directors approved a new stock repurchase program (the "October 2022 program") that authorized the repurchase of up to $300 million of common stock and expires in October 2025. There have been no repurchases under the October 2022 program. The Company repurchased $182.0 million and $11.2 million of shares of Common Stock, in 2022 and 2021, respectively. When combined with the $106.7 million of remaining share repurchase authorization under the October 2020 program, we have a total share repurchase authorization of approximately $406.7 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares of Common Stock Purchased (a) (000s)	Average Price Paid per share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the plans (b) (in millions)	Total number of shares purchased as part of the plans (000s)
BALANCE AS OF SEPTEMBER 30, 2022			$138.8	888
October 1, 2022 - October 31, 2022	—	—	$438.8	888
November 1, 2022 - November 30, 2022	133	$240.14	$406.7	1,021
December 1, 2022 - December 31, 2022	—	—	$406.7	1,021
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2022(a)	133	$240.14
(a) Purchased under our October 2020 share repurchase program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced on October 23, 2020 and expires in October 2023.
(b) As of December 31, 2022, the remaining amount available for share repurchases includes $106.7 million under our October 2020 program and the full amount under our October 2022 program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced on October 21, 2022 and expires in October 2025.

HUBBELL INCORPORATED - Form 10-K	17

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2022, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”) and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P MidCap 400. The comparison assumes $100 was invested on December 31, 2017 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Hubbell Incorporated, the S&P MidCap 400 Index
and the Dow Jones US Electrical Components & Equipment Index

$200
$180
$160
$140
$120
$100
$80
$60
12/17
12/18
12/19
12/20
12/21
12/22
Hubbell Incorporated
S&P Midcap 400
Dow Jones US Electrical Components & Equipment

	12/17	12/18	12/19	12/20	12/21	12/22

Hubbell, Inc.	100.00	75.39	115.22	125.48	170.14	195.74
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
Dow Jones US Electrical Components & Equipment	100.00	87.73	108.51	131.02	164.23	135.50

18	HUBBELL INCORPORATED - Form 10-K

ITEM 6    [Reserved]

HUBBELL INCORPORATED - Form 10-K	19

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form-10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 11, 2022.

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings, industrial facilities and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 16,300 individuals worldwide as of December 31, 2022.

Our reporting segments consist of the Utility Solutions segment, that has leading position in Front of the Meter and at The Edge and the Electrical Solutions segment that is positioned Behind the Meter.

Our long-term strategy is to serve our customers with reliable and innovative electrical and related infrastructure solutions with desired brands and high-quality service, delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.
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

Our strategy to deliver products through a competitive cost structure has resulted in past and ongoing restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, effectiveness and efficiency of our workforce.

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

20	HUBBELL INCORPORATED - Form 10-K

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. We have recently experienced significant inflationary pressure across much of our business. We have had to take various pricing actions to cover the higher costs and protect our margin profile. Because we expect inflation to remain a factor for the foreseeable future, we expect to continue these pricing actions subject, however, to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to the continuation or worsening of inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products.

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company. The disposal of the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting businesses' results of operations and the related cash flows have been reclassified to income from discontinued operations in the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statement of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Consolidated Financial Statements, which note is incorporated herein by reference.

Impact of the COVID-19 Pandemic

Notwithstanding a general improvement in conditions and reduction of adverse effects from the COVID-19 pandemic that began in the first quarter of 2020, as of December 31, 2022 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

Additionally, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship finished products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and commodity costs, which are expected to persist into 2023.

HUBBELL INCORPORATED - Form 10-K	21

Results of Operations

Our operations are classified into two reportable segments: Utility Solutions and Electrical Solutions. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in five primary end markets: utility T&D components, utility communications and controls, non-residential, residential, and industrial.

In 2022, Net sales increased by 18.0% or $754 million and organic Net sales(1) increased by 17.5% or $732 million on favorable price realization along with higher volumes, as further discussed in segment results below. Operating margin increased in 2022, by 160 basis points and adjusted operating margin(1) increased by 140 basis points, driven by price realization that exceeded material cost inflation, higher unit volume and savings from our restructuring and related actions, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and increased investment in our business. Net income from Continuing Operations attributable to Hubbell increased by 40.1% in 2022 compared to the prior year and diluted earnings per share from Continuing Operations increased by 41.6%. Adjusted net income from continuing operations attributable to Hubbell(1) increased by 30.3% in 2022 compared to the prior year and adjusted diluted earnings per share from continuing operations(1) increased by 31.9% in 2022.

Free cash flow(2) was higher in 2022 at $506.9 million as compared to $423.5 million in the prior year. In 2022 we paid $229.6 million in shareholder dividends, an increase of 5.9% as compared to the prior year, while also repurchasing $182 million of shares in 2022.

(1) Organic Net sales, adjusted operating margin, adjusted net income from continuing operations attributable to Hubbell and adjusted diluted earnings per share from continuing operations are non-GAAP financial measures. See "Adjusted Operating Measures" below for a reconciliation to the comparable GAAP financial measures.
(2) Free cash flow is a non-GAAP financial measure. See "Adjusted Operating Measures" and "Financial Condition, Liquidity and Capital Resources - Cash Flow" below for a reconciliation to the comparable GAAP financial measure.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2022	% of Net sales	2021	% of Net sales
Net sales	$4,947.9		$4,194.1
Cost of goods sold	3,476.3	70.3%	3,042.6	72.5%
Gross profit	1,471.6	29.7%	1,151.5	27.5%
Selling & administrative expenses	762.5	15.4%	619.2	14.8%
Operating income	709.1	14.3%	532.3	12.7%
Net income from continuing operations	516.8	10.4%	371.1	8.8%
Less: Net income from continuing operations attributable to noncontrolling interest	(5.5)	(0.1)%	(6.1)	(0.1)%
Net Income From Continuing Operations Attributable to Hubbell Incorporated	511.3	10.3%	365.0	8.7%
Income from discontinued operations, net of tax	34.6	0.7%	34.5	0.8%
Net income attributable to Hubbell Incorporated	545.9	11.0%	399.5	9.5%
Less: Earnings allocated to participating securities	(1.4)		(1.2)
Net income available to common shareholders	544.5		398.3
Average number of diluted shares outstanding	54.1		54.7
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$9.43		$6.66
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$0.64		$0.62

22	HUBBELL INCORPORATED - Form 10-K

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
•2022 - Pension settlement charges of $7.0 million.
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

HUBBELL INCORPORATED - Form 10-K	23

The following table reconciles our adjusted financial measures to the directly comparable GAAP financial measure (in millions, except per share amounts):

	For the Year Ended December 31,
	2022	% of Net sales	2021	% of Net sales
Gross profit (GAAP measure)	$1,471.6	29.7%	$1,151.5	27.5%
Amortization of acquisition-related intangible assets	30.7		27.5
Adjusted gross profit	$1,502.3	30.4%	$1,179.0	28.1%

S&A expenses (GAAP measure)	$762.5	15.4%	$619.2	14.8%
Amortization of acquisition-related intangible assets	47.9		50.2
Adjusted S&A expenses	$714.6	14.4%	$569.0	13.6%

Operating income (GAAP measure)	$709.1	14.3%	$532.3	12.7%
Amortization of acquisition-related intangible assets	78.6		77.7
Adjusted operating income	$787.7	15.9%	$610.0	14.5%

Net income from continuing operations attributable to Hubbell (GAAP measure)	$511.3		$365.0
Amortization of acquisition-related intangible assets	78.6		77.7
Loss on disposition of business	—		6.9
Loss on extinguishment of debt	—		16.8
Pension charge	7.0		—
Total pre-tax adjustments to net income	85.6		101.4
Income tax effects(1)	21.4		24.7
Adjusted net income from continuing operations attributable to Hubbell	$575.5		$441.7
Less: Earnings allocated to participating securities	(1.5)		(1.4)
Adjusted net income from continuing operations available to common shareholders	$574.0		$440.3
Average number of diluted shares outstanding	54.1		54.7
Adjusted diluted earnings per share from continuing operations	$10.62		$8.05
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$753.8	18.0	$511.6	13.9
Impact of acquisitions	41.8	1.0	144.6	3.9
Impact of divestitures	(4.0)	(0.1)	(5.7)	(0.2)
Foreign currency exchange	(16.3)	(0.4)	16.5	0.5
Organic Net sales growth (non-GAAP measure)	$732.3	17.5	$356.2	9.7

24	HUBBELL INCORPORATED - Form 10-K

2022 Compared to 2021

Net Sales

Net sales of $4,947.9 million in 2022 increased by $753.8 million, or 18.0%, compared to 2021 driven by Organic net sales growth of 17.5% due to favorable price realization along with higher unit volume. Net sales also increased by 1.0% from acquisitions, partially offset by 0.4% from foreign exchange.

Cost of Goods Sold

Cost of goods sold was 70.3% of Net sales in 2022 as compared to 72.5% in 2021. The decrease was primarily driven by favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in our business.

Gross Profit

The gross profit margin in 2022 was 29.7% of Net sales as compared to 27.5% in 2021. Excluding amortization of acquisition-related intangible assets, the adjusted gross profit margin was 30.4% in 2022 as compared to 28.1% in 2021. The increase in gross profit and adjusted gross profit margin was primarily driven by favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in our business.

Selling & Administrative Expenses

S&A expense in 2022 was $762.5 million and increased by $143.3 million compared to the prior year period. S&A expense as a percentage of Net sales increased by 60 basis points to 15.4% in 2022. Excluding amortization of acquisition-related intangible assets, adjusted S&A expense as a percentage of Net sales increased by 80 basis points to 14.4% in 2022. The increase in S&A expense and adjusted S&A expense as a percentage of Net sales is primarily due to the impact of higher personnel cost and other cost inflation that was partially offset by a benefit from an increase in Net sales volume.

Operating Income

Operating income in 2022 was $709.1 million, an increase of 33.2% compared to 2021, and operating margin increased by 160 basis points to 14.3%. Excluding amortization of acquisition-related intangible assets, adjusted operating income increased by 29.1% in 2022 to $787.7 million and adjusted operating margin increased by 140 basis points to 15.9% in 2022. The increase in operating margin and adjusted operating margin is primarily due to favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary cost increases in excess of productivity and higher investments in our business.

Total Other Expense

Total other expense decreased by $20.9 million in 2022 to $52.1 million compared to the prior year, primarily due to a $16.8 million pre-tax loss on the early extinguishment of long-term debt recognized in the second quarter of 2021 from the redemption of the Company's $300 million long-term notes, which were scheduled to mature in 2022, and by a $5.1 million reduction in interest expense.

Income Taxes

The effective tax rate was 21.3% in 2022 as compared to 19.2% in 2021. The increase in the effective tax rate is primarily due to favorable tax effects from stock-based compensation in 2021 that were higher as compared to 2022, as well as increased earnings in higher taxed jurisdictions in 2022.

Net Income From Continuing Operations Attributable to Hubbell and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell was $511.3 million in 2022 and increased 40.1% as compared to 2021. Adjusted net income from continuing operations attributable to Hubbell was $575.5 million in 2022 and increased 30.3% as compared to 2021. The increase in net income from continuing operations and adjusted net income from continuing operations is primarily the result of higher operating income, driven by higher Net sales, and operation margin expansion, partially offset by an increase in the effective tax rate. As a result, earnings per diluted share from continuing operations in 2022 increased 41.6% compared to 2021. Adjusted earnings per diluted share from continuing operations in 2022 increased 31.9% as compared to 2021.

HUBBELL INCORPORATED - Form 10-K	25

Income From Discontinued Operations, Net of Tax

The operating results of the Commercial and Industrial Lighting business have been reflected as discontinued operations. Income from discontinued operations, net of tax was $34.6 million in 2022 as compared to income of $34.5 million in 2021. Income from discontinued operations, net of taxes for the year ended December 31, 2022 and December 31, 2021 includes pre-tax transaction and separation costs of $8.8 million and $7.0 million, respectively. The provision for income taxes from discontinued operations in 2021 includes a one-time tax benefit of $25.1 million related to book-to-tax basis differences that was recognized in the period the business was classified as held-for-sale. The provision for income taxes from discontinued operations in 2022 reflects the tax effect of the book gain on sale.

Segment Results

Utility Solutions

	For the Year Ended December 31,
(in millions)	2022	2021
Net sales	$2,871.1	$2,334.4
Operating income	$438.2	$284.1
Amortization of acquisition-related intangible assets	56.3	64.4
Adjusted operating income	$494.5	$348.5
Operating margin (GAAP measure)	15.3%	12.2%
Adjusted operating margin	17.2%	14.9%

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$536.7	23.0	$255.0	12.3
Impact of acquisitions	10.0	0.4	123.3	5.9
Impact of divestitures	(4.0)	(0.2)	(5.7)	(0.2)
Foreign currency exchange	(3.6)	(0.1)	2.9	0.1
Organic Net sales growth (non-GAAP measure)	$534.3	22.9	$134.5	6.5

Net sales in the Utility Solutions segment in 2022 were $2.9 billion, an increase of 23.0% as compared to 2021, due to a 22.9% increase in Organic Net sales driven by favorable price realization and higher unit volume, partially offset by the impact of a commercial resolution in the fourth quarter of 2022. Acquisitions, net of divestitures contributed 0.2% to Net sales growth in 2022 and foreign exchange was slightly unfavorable by 0.1%.

Operating income in the Utility Solutions segment in 2022 increased by 54.2% to $438.2 million as compared to 2021. Operating margin in 2022 increased to 15.3% as compared to 12.2% in 2021. Excluding amortization of acquisition-related intangibles the adjusted operating margin in 2022 increased by 230 basis points to 17.2% as compared to the prior year. The year-over-year increase in operating margin and adjusted operating margin was primarily driven by favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary costs increases in excess of productivity, higher investments in our business and the impact of a commercial resolution in the fourth quarter of 2022.

26	HUBBELL INCORPORATED - Form 10-K

Electrical Solutions

	For the Year Ended December 31,
(in millions)	2022	2021
Net sales	$2,076.8	$1,859.7
Operating income (GAAP measure)	$270.9	$248.2
Amortization of acquisition-related intangible assets	22.3	13.3
Adjusted operating income	$293.2	$261.5
Operating margin (GAAP measure)	13.0%	13.3%
Adjusted operating margin	14.1%	14.1%

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2022	Inc/(Dec) %	2021	Inc/(Dec) %
Net sales growth (GAAP measure)	$217.1	11.7	$256.6	16.0
Impact of acquisitions	31.8	1.7	21.3	1.3
Impact of divestitures	—	—	—	—
Foreign currency exchange	(12.7)	(0.6)	13.6	0.9
Organic Net sales growth (non-GAAP measure)	$198.0	10.6	$221.7	13.8

Net sales of the Electrical Solutions segment in 2022 were $2.1 billion, an increase of $217.1 million, or 11.7% as compared to 2021. Organic Net sales in 2022 increased by 10.6% as compared to the prior year primarily due to favorable price realization and higher unit volume. Net sales also increased by 1.7% from acquisitions and decreased by 0.6% from foreign exchange.

Operating income of the Electrical Solutions segment in 2022 was $270.9 million and increased approximately 9.1% compared to 2021, while operating margin in 2022 decreased by 30 basis points as compared to the prior year to 13.0%. Excluding amortization of acquisition-related intangibles, adjusted operating margin was 14.1% in 2022, which was flat compared to prior year. Operating margin in 2022 was impacted primarily due to favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary costs increases in excess of productivity, and higher intangible amortization expense. Adjusted operating margin in 2022 was impacted primarily due to favorable price realization that was in excess of material cost inflation and higher unit volume, partially offset by higher freight, logistics and manufacturing costs, as well as other inflationary costs increases in excess of productivity.

HUBBELL INCORPORATED - Form 10-K	27

Financial Condition, Liquidity and Capital Resources

The current and prior period results presented below represent the results of our continuing operations, and exclude the results of the C&I Lighting business which are presented within cash provided by discontinued operations. See Note 2 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details.

Cash Flow

	For the Year Ended December 31,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities from continuing operations	$636.2	$513.7
Investing activities from continuing operations	18.1	(72.1)
Financing activities (used in) from continuing operations	(437.1)	(433.0)
Cash (used in) provided by discontinued operations	(54.7)	24.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.8)	(3.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$153.7	$30.0

The following table reconciles our cash flows from operating activities to free cash flows for 2022 and 2021:

	For the Year Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities - Continuing Operations (GAAP measure)	$636.2	$513.7
Less: Capital expenditures - Continuing Operations	(129.3)	(90.2)
Free cash flow - Continuing Operations	$506.9	$423.5
Free cash flow as a percent of net income - continuing operations attributable to Hubbell	99.2%	116.0%

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

2022 Compared to 2021

Cash provided by operating activities from continuing operations was $636.2 million in 2022 compared to $513.7 million in 2021. The increase compared to the prior year is primarily due to higher net income, partially offset by changes in the components of working capital, as we invested in working capital to serve customer demand and growth in our order backlog.

Cash provided by investing activities was $18.1 million in 2022 compared to cash used of $72.1 million in 2021. That change was driven by $332.8 million in net proceeds from the disposal of the C&I Lighting business, partially offset by cash used of $177.1 million to acquire PCX Holdings LLC ("PCX"), Ripley Tools, LLC and Nooks Hill Road, LLC (collectively, "Ripley Tools") and REF Automation Limited and REF Alabama Inc. (collectively "REF") during 2022 and additional capital expenditures as we continue to invest in capacity expansion, automation and productivity initiatives.

Cash used in financing activities was $437.1 million in 2022 as compared to cash used of $433.0 million in 2021. The change in cash flows from financing activities primarily reflects an increase of $170.8 million of the Company's share repurchases in 2022 compared to 2021, partially offset by change in net borrowings.

The unfavorable impact of foreign currency exchange rates on cash was $8.8 million in 2022 as compared to a unfavorable effect of $3.0 million in 2021. The unfavorable impact in 2022 was primarily related to a weaker Canadian Dollar and British Pound compared to the U.S. Dollar.

28	HUBBELL INCORPORATED - Form 10-K

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In July 2022, the Company acquired all of the issued and outstanding membership interests of PCX for a cash purchase price of approximately $112.8 million, net of cash acquired. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. In July 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools for a cash purchase price of approximately $50.1 million, net of cash acquired. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that serves both the utility and communications markets. This business is reported in the Utility Solutions segment.

In November 2022, the Company acquired all of the issued and outstanding equity interests of REF for a cash purchase price of $14.1 million. REF designs and manufactures electrical power components utilizing high-volume precision machining, as well as custom fabricated structural products and assemblies for the OEM, industrial and renewables markets. This business is reported in the Electrical Solutions segment.

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue in 2023 as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives.

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

The table below presents the restructuring and related costs incurred in 2022, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of December 31, 2022 and in prior years (in millions):

	Costs Incurred in 2022	Additional Expected Costs	Expected Completion Date
2022 Restructuring Actions	$11.2	$4.0	2023
2021 and Prior Restructuring Actions	(0.9)	2.6	2023
Restructuring cost (GAAP measure)	$10.3	$6.6
Restructuring-related costs	6.7	1.0
Restructuring and related costs (Non-GAAP measure)	$17.0	$7.6

During 2022, we invested $129.3 million in capital expenditures, an increase of $39.1 million as compared to 2021 as we increased capital investments to expand capacity, optimize footprint and implement automation and productivity initiatives.

Stock Repurchase Program

On October 23, 2020 the Board of Directors approved a stock repurchase program (the “October 2020 program”) that authorized the repurchase of up to $300 million of common stock and expires in October 2023. At December 31, 2022 our remaining share repurchase authorization under the October 2020 program is $106.7 million. On October 21, 2022 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2025. The Company repurchased $182.0 million and $11.2 million of shares of common stock, in 2022 and 2021, respectively. When combined with the $106.7 million of remaining share repurchase authorization under the October 2020 program, we have a total share repurchase authorization remaining of approximately $406.7 million as of December 31, 2022. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

HUBBELL INCORPORATED - Form 10-K	29

Debt to Capital

At December 31, 2022 and 2021, the Company had $1,437.9 million and $1,435.5 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2022 and December 31, 2021 the Company had no long-term debt with maturities due within the next twelve months.

Borrowings under Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at December 31, 2022 or December 31, 2021.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted LIBOR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2022.

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

At December 31, 2021 and 2022 respectively, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,437.9 million and $1,435.5 million at December 31, 2022 and December 31, 2021, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of December 31, 2022.

Short-term Debt

At December 31, 2022 and 2021, the Company had no commercial paper borrowings outstanding and had $4.7 million and $9.7 million, respectively, of short-term debt outstanding composed of:

◦$2.8 million at December 31, 2022 and $1.6 million at December 31, 2021, respectively, of borrowings to support our international operations in China as well as $1.9 million and $8.1 million of other short term debt at December 31, 2022 and December 31, 2021, respectively, to support other operations.

30	HUBBELL INCORPORATED - Form 10-K

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

The following table sets forth the reconciliation of net debt at December 31, 2022 and 2021:

	December 31,
(in millions)	2022	2021
Total Debt (GAAP measure)	$1,442.6	$1,445.2
Total Hubbell Incorporated Shareholders’ Equity	2,360.9	2,229.8
TOTAL CAPITAL (GAAP measure)	$3,803.5	$3,675.0
Total Debt to Total Capital (GAAP measure)	38%	39%
Cash and Investments	$520.7	$364.7
NET DEBT (non-GAAP measure)	$921.9	$1,080.5
Net Debt to Total Capital (non-GAAP measure)	24%	29%

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

In 2022, we returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with cash flows from operations.

◦In 2022, cash used for share repurchases was $182.0 million.

◦Dividends paid on our Common Stock in 2022 were $229.6 million.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities, including defined benefit retirement obligations and other benefits. Refer to Note 13 - Debt and Note 24 - Leases in the Notes to the Consolidated Financial Statements for further details on anticipated cash outflows. As a result of the Tax Cuts and Jobs Act ("TCJA"), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings. Contractual purchase obligations for years subsequent to December 31, 2022 include approximately, $590 million in 2023. Contractual purchase obligations beyond 2023 are not significant.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2022, we have $42.1 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the disclosure. See Note 14 — Income Taxes in the Notes to Consolidated Financial Statements.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to our cash flows from operating activities, we also had $440.5 million of cash and cash equivalents at December 31, 2022, of which approximately 35% was held inside the United States and the remainder held internationally.

HUBBELL INCORPORATED - Form 10-K	31

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at December 31, 2022.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2022 and 2021, total availability under these lines was $55.8 million and $30.0 million, respectively, of which $31.7 million and $23.2 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

In 2022, the Company recognized a settlement loss within continuing operations relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans of $7.0 million. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP in such year.

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2020, the amortization of unrecognized gains and losses of all of the Company's qualified defined benefit pension plans is recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of plan amendments. During 2022 and 2021, we recorded $10.8 million and $10.8 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2022 and 2021, we contributed $12.5 million and $0.1 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2023. The anticipated level of pension funding in 2023 is not expected to have a significant impact on our overall liquidity.

32	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.46%	2.79%	5.50%	2.90%
Rate of compensation increase	0.08%	0.08%	3.93%	3.87%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.79%	2.47%	2.90%	2.50%
Expected return on plan assets	4.59%	4.66%	N/A	N/A
Rate of compensation increase	0.08%	0.24%	3.87%	3.99%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $5.2 million on 2023 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2022 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2022, we used a discount rate of 5.50% for our U.S. pension plans compared to a discount rate of 2.90% used in 2021. For our Canadian pension plan, we used a discount rate of 5.01% in 2022, compared to a 2.98% discount rate used in 2021.

For our UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2022 discount rate for the UK pension plan of 5.00% as compared to a discount rate of 1.80% used in 2021.

A decrease of one percentage point in the discount rate would increase our 2023 pretax pension expense by approximately $0.3 million. A discount rate increase of one percentage point would decrease our 2023 pretax pension expense by $0.5 million.

In 2021 and 2022 we used the Pri-2012 mortality table to calculate the present value of our pension plan liabilities and adopted the MP-2021 projection scale. The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

Other Post-Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the discount rate for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2022, the Company used a discount rate of 5.50% to determine the projected benefit obligation compared to a discount rate of 2.90% used in 2021.

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a benefit, net of tax, of $5.5 million in 2022 and $3.4 million in 2021, respectively, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

HUBBELL INCORPORATED - Form 10-K	33

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

34	HUBBELL INCORPORATED - Form 10-K

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

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Utility Solutions segment recognized upon delivery of the product at the contractually specified destination. Revenue from service contracts and post-shipment performance obligations is approximately two percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.
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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Significant assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2022 and 2021 are included above under “Pension Funding Status” and in Note 12 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

The organizational changes within Electrical Solutions effective January 1, 2022 resulted in a change in the Company’s reporting units. As a result, the Company performed an interim goodwill impairment assessment as of January 1, 2022. For the three reporting units within the Electrical Solutions segment, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. The Company did not have any reporting units at risk of failing the quantitative impairment test as the excess of the implied fair value exceeded the carrying value of each of the reporting units. Additionally, the Company did not have any reporting units with zero or negative carrying amounts.

The Company also completed its annual goodwill impairment test as of April 1, 2022. The Company applied the Step-zero test to one of its four reporting units. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of this reporting unit substantially exceeded its carrying value and, therefore, further quantitative analysis was not required. For the other three reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. As of April 1, 2022, the impairment testing resulted in implied fair values of our reporting units that exceeded the reporting unit’s carrying value, including goodwill. The range of fair value in excess of carrying value, including goodwill, of the reporting units was 57% to 308%. The Company did not have any reporting units with zero or negative carrying amounts.

36	HUBBELL INCORPORATED - Form 10-K

The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future discounted cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as increases in interest rates, the potential continuing effects of the COVID-19 pandemic, impacts to the supply chain and higher inflation. We use internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We corroborate the values determined from our discounted cash flow models by reconciling the sum of the estimated fair values of each reporting unit to our market capitalization at the testing date, including consideration of a control premium. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. For the Company’s annual impairment test as of April 1, 2022, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2022, the impairment testing resulted in fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test. We did not record any impairments related to indefinite-lived intangible assets in 2022, 2021, or 2020.

HUBBELL INCORPORATED - Form 10-K	37

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to repurchase shares of common stock, and change in operating results, anticipated market conditions and productivity initiatives are forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, "will", “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•The impact of inflation on our business and effectiveness of pricing actions we have taken to cover higher costs and protect our margin profile.
•General economic and business conditions in particular industries, markets or geographic regions, as well the potential for a significant economic slowdown, stagflation or economic recession.
•Effects of unfavorable foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
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
•Regulatory issues, changes in tax laws including multijurisdictional implementation of the OECD's comprehensive base erosion and profit shifting plan, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•Changes in strategy due to economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition related costs.
•Ability to successfully execute, manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisition of PCX, Ripley Tools and REF, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
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
•The impact of world economic and political issues, including the long-term effects of Brexit.

38	HUBBELL INCORPORATED - Form 10-K

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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

In 2022, we manufactured and/or assembled products in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Spain and Australia and sold products in those markets as well as through offices in Singapore, Italy, China, Mexico, and South Korea and countries in the Middle East. In 2022, Hubbell also participated in joint ventures in Hong Kong and the Philippines. As a percentage of the Company’s total Net sales, shipments from foreign operations directly to third parties were 8% in 2022, 9% in 2021 and 9% in 2020, with the Canadian and UK operations representing approximately 32% and 31%, respectively, of 2022 total international Net sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts.

Product purchases representing approximately 15% of our Net sales are sourced from unaffiliated suppliers located outside the United States, primarily in Mexico, China and other Asian countries, Europe, India and Brazil. Foreign sourcing of products may result in unexpected fluctuations in product cost or increased risk of business interruption due to lack of product or component availability due to any one of the following:

•Political or economic uncertainty in the source country
•Fluctuations in the rate of exchange between the U.S. dollar and the currencies of the source countries
•Changes in U.S. laws and policies governing foreign trade
•Increased logistical complexity including supply chain interruption or delay, port of departure or entry disruption and overall time to market
•Loss of proprietary information
•Product quality issues outside the control of the Company

HUBBELL INCORPORATED - Form 10-K	39

We have developed plans that address many of these risks. Such actions include careful selection of products to be outsourced and the suppliers selected; ensuring multiple sources of supply; limiting concentrations of activity by port, broker, freight forwarder, etc.; processes related to quality control; and maintaining control over operations, technologies and manufacturing deemed to provide a competitive advantage. Many of our businesses have a dependency on certain basic raw materials needed to produce their products including steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, phenols, elastomers and petrochemicals as well as purchased electrical and electronic components. Our financial results could be affected by the availability and changes in prices of these materials and components.

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

As of December 31, 2022, the long-term debt outstanding related to the fixed-rate senior notes was $1,450.0 million. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity.

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

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2022 (dollars in millions):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value 12/31/22
ASSETS
Available-for-sale investments	$14.4	$17.0	$10.2	$8.6	$2.3	$10.1	$62.6	$61.4
Avg. interest rate	4.38%	3.95%	3.73%	4.88%	4.57%	3.28%
LIABILITIES
Senior Notes	$—	$—	$—	$400.0	$300.0	$750.0	$1,450.0	$1,306.5
Avg. interest rate	—	—	—	3.35%	3.15%	3.02%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

40	HUBBELL INCORPORATED - Form 10-K

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

HUBBELL INCORPORATED - Form 10-K	41

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.

During the year ended December 31, 2022, the Company acquired PCX Holdings LLC, Ripley Tools, LLC and Nooks Hill Road, LLC, and REF Automation Limited and REF Alabama Inc. for an aggregate purchase price of $177.1 million. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these businesses from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. These entities accounted for 2% of the Company's total assets excluding intangibles and goodwill as of December 31, 2022 and less than 1% of the Company's net sales for the year then ended December 31, 2022.

In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

/s/ GERBEN W. BAKKER	/s/ WILLIAM R. SPERRY
Gerben W. Bakker	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

42	HUBBELL INCORPORATED - Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hubbell Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded PCX Holdings LLC, Ripley Tools, LLC and Nooks Hill Road, LLC, and REF Automation Limited and REF Alabama Inc. from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in a purchase business combination during 2022. We have also excluded PCX Holdings LLC, Ripley Tools, LLC and Nooks Hill Road, LLC, and REF Automation Limited and REF Alabama Inc. from our audit of internal control over financial reporting. PCX Holdings LLC, Ripley Tools, LLC and Nooks Hill Road, LLC, and REF Automation Limited and REF Alabama Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

HUBBELL INCORPORATED - Form 10-K	43

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

Goodwill Impairment Assessments – One of the Reporting Units Subject to a Quantitative Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,970.5 million as of December 31, 2022. Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Goodwill is subject to annual impairment testing. Management performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. On January 1, 2022, the Company reorganized certain businesses within the Electrical Solutions segment to simplify the organization structure and align the organization to better serve their customers. As a result of the change in reporting units, management performed an interim goodwill impairment assessment prior to the change, for reporting units within the Electrical Solutions segment. As disclosed by management, management also completed its annual goodwill impairment assessment as of April 1, 2022. For three of its reporting units, management elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the Company's reporting units to their carrying values for both assessments. If the estimated fair value of the reporting unit exceeds its carrying value, no impairment exists. Goodwill impairment testing requires judgment by management, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Management uses internal discounted cash flow models to estimate fair value. Significant judgments required by management to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic, impacts to the supply chain and higher inflation. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate and the application of an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for one of the reporting units subject to a quantitative assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales growth, gross margin, and operating expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the estimation of the fair value of the reporting unit. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions used by management related to future sales growth, gross margin, and operating expenses. Evaluating management’s assumptions related to the future sales growth, gross margin, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with industry and third party data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 9, 2023

We have served as the Company’s auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

44	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Net sales	$4,947.9	$4,194.1	$3,682.5
Cost of goods sold	3,476.3	3,042.6	2,596.7
Gross profit	1,471.6	1,151.5	1,085.8
Selling & administrative expenses	762.5	619.2	591.3
Operating income	709.1	532.3	494.5
Loss on disposition of business (Note 4)	—	(6.9)	—
Loss on extinguishment of debt (Note 13)	—	(16.8)	—
Pension charge (Note 12)	(7.0)	—	(7.6)
Interest expense, net	(49.6)	(54.7)	(60.1)
Other income (expense), net	4.5	5.4	(2.3)
Total other expense	(52.1)	(73.0)	(70.0)
Income from continuing operations before income taxes	657.0	459.3	424.5
Provision for income taxes	140.2	88.2	89.8
Net income from continuing operations	516.8	371.1	334.7
Less: Net income from continuing operations attributable to noncontrolling interest	(5.5)	(6.1)	(4.7)
Net income from continuing operations attributable to Hubbell Incorporated	511.3	365.0	330.0
Income from discontinued operations, net of tax (Note 2)	34.6	34.5	21.2
Net income attributable to Hubbell Incorporated	$545.9	$399.5	$351.2

Earnings per share
Basic earnings per share from continuing operations	$9.49	$6.70	$6.07
Basic earnings per share from discontinued operations	$0.64	$0.63	$0.39
Basic earnings per share	$10.13	$7.33	$6.46

Diluted earnings per share from continuing operations	$9.43	$6.66	$6.04
Diluted earnings per share from discontinued operations	$0.64	$0.62	$0.39
Diluted earnings per share	$10.07	$7.28	$6.43
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	45

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$551.4	$405.6	$355.9
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	(27.9)	(11.5)	12.3
Reclassification of currency translation gains included in net income	0.5	—	—
Defined benefit pension and post-retirement plans, net of taxes of $(4.8), $(3.2) and $2.9	14.2	9.2	(8.8)
Unrealized gain (loss) on investments, net of taxes of $0.4, $0.1 and $(0.1)	(1.4)	(0.4)	0.4
Unrealized gains (losses) on cash flow hedges, net of taxes of $(0.1), $(0.4) and $0.5	0.2	1.1	(0.2)
Other comprehensive (loss) income	(14.4)	(1.6)	3.7
Comprehensive income	537.0	404.0	359.6
Less: Comprehensive income attributable to noncontrolling interest	5.5	6.1	4.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$531.5	$397.9	$354.9
See notes to consolidated financial statements.

46	HUBBELL INCORPORATED - Form 10-K

Consolidated Balance Sheet

	At December 31,
(in millions, except per share amounts)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$440.5	$286.2
Short-term investments	14.3	9.4
Accounts receivable (net of allowances of $14.3 and $10.6)	741.6	675.3
Inventories, net	740.7	662.1
Other current assets	84.3	66.8
Assets held for sale - current	—	179.5
Total Current Assets	2,021.4	1,879.3
Property, Plant, and Equipment, net	528.0	459.5
Other Assets
Investments	65.9	69.1
Goodwill	1,970.5	1,871.3
Other intangible assets, net	669.9	681.5
Other long-term assets	146.9	143.7
Assets held for sale - non-current	—	177.1
TOTAL ASSETS	$5,402.6	$5,281.5
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$4.7	$9.7
Accounts payable	529.9	532.8
Accrued salaries, wages and employee benefits	144.2	94.7
Accrued insurance	75.6	73.3
Other accrued liabilities	334.1	263.4
Liabilities held for sale - current	—	91.3
Total Current Liabilities	1,088.5	1,065.2
Long-term Debt	1,437.9	1,435.5
Other Non-Current Liabilities	505.6	521.3
Liabilities held for sale - non-current	—	18.8
TOTAL LIABILITIES	$3,032.0	$3,040.8
Commitments and Contingencies (see Note 16)
Hubbell Incorporated Shareholders’ Equity
Common stock, par value $0.01
Common stock - Authorized 200,000,000 shares, outstanding 53,689,539 and 54,518,047 shares	$0.6	$0.6
Additional paid-in capital	—	—
Retained earnings	2,705.5	2,560.0
Accumulated other comprehensive loss	(345.2)	(330.8)
Total Hubbell Incorporated Shareholders’ Equity	2,360.9	2,229.8
Noncontrolling interest	9.7	10.9
TOTAL EQUITY	2,370.6	2,240.7
TOTAL LIABILITIES AND EQUITY	$5,402.6	$5,281.5
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	47

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$516.8	$371.1	$334.7
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	148.5	149.1	144.5
Deferred income taxes	(27.8)	9.2	1.4
Stock-based compensation	24.5	17.5	21.9
Provision for bad debt expense	7.4	1.3	6.7
Loss on disposition of business	—	6.9	—
Loss on extinguishment of debt	—	16.8	—
Pension charge	7.0	—	7.6
Loss (gain) on sale of assets	3.5	(4.7)	0.2
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(74.2)	(124.8)	41.7
(Increase) decrease in inventories	(66.5)	(138.9)	45.8
(Decrease) increase in accounts payable	(15.3)	195.1	20.7
Increase (decrease) in current liabilities	108.3	27.6	(26.9)
Changes in other assets and liabilities, net	13.2	(14.9)	19.2
Contributions to qualified defined benefit pension plans	(12.5)	(0.1)	(23.2)
Other, net	3.3	2.5	8.6
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	636.2	513.7	602.9
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(129.3)	(90.2)	(82.8)
Acquisitions, net of cash acquired	(177.1)	0.1	(239.6)
Proceeds from disposal of business, net of cash	332.8	8.5	—
Purchases of available-for-sale investments	(33.7)	(11.4)	(35.1)
Proceeds from sales of available-for-sale investments	23.0	11.5	28.9
Other, net	2.4	9.4	5.3
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	18.1	(72.1)	(323.3)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	—	298.7	225.0
Payment of long-term debt	—	(300.0)	(331.3)
Issuance of short-term debt	—	8.1	125.5
Payment of short-term debt	(4.8)	(151.6)	(3.6)
Payment of dividends	(229.6)	(216.9)	(201.4)
Make whole payment for retirement of long-term debt	—	(16.0)	—
Debt issuance cost	—	(4.5)	—
Acquisition of common shares	(182.0)	(11.2)	(41.3)
Other	(20.7)	(39.6)	(17.1)
NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(437.1)	(433.0)	(244.2)
Discontinued Operations:
Cash (used) provided by operating activities	(53.0)	30.1	45.1
Cash used by investing activities	(1.7)	(5.7)	(5.5)
Cash (used) provided by discontinued operations	(54.7)	24.4	39.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8.8)	(3.0)	2.6
Increase in cash, cash equivalents, and restricted cash	153.7	30.0	77.6
Cash and cash equivalents, beginning of year	286.2	258.6	179.8
Cash and cash equivalents within assets held for sale, beginning of year	0.7	1.0	2.2
Restricted cash, included in other assets, beginning of year	2.7	—	—
Less: Restricted cash, included in Other Assets	2.8	2.7	—
Less: Cash and cash equivalents within assets held for sale, end of year	—	0.7	1.0
Cash and cash equivalents, end of year	$440.5	$286.2	$258.6
See notes to consolidated financial statements.

48	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2019	$0.6	$—	$2,279.4	$(332.9)	$1,947.1	$13.4
Net income	—	—	351.2	—	351.2	4.7
Other comprehensive (loss) income	—	—	—	3.7	3.7	—
Stock-based compensation	—	23.9	—	—	23.9	—
Acquisition/surrender of common shares (1)	—	(17.8)	(34.1)	—	(51.9)	—
Cash dividends declared ($3.71 per share)	—	—	(201.8)	—	(201.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.7)
Directors deferred compensation	—	(1.2)	—	—	(1.2)	—
Cumulative effect from adoption of CECL accounting standard	—	—	(1.0)	—	(1.0)	—
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	399.5	—	399.5	6.1
Other comprehensive (loss) income	—	—	—	(1.6)	(1.6)	—
Stock-based compensation	—	18.6	—	—	18.6	—
Acquisition/surrender of common shares (1)	—	(24.2)	(15.8)	—	(40.0)	—
Cash dividends declared ($3.99 per share)	—	—	(217.4)	—	(217.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(10.6)
Directors deferred compensation	—	0.7	—	—	0.7	—
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	545.9	—	545.9	5.5
Other comprehensive (loss) income	—	—	—	(14.4)	(14.4)	—
Stock-based compensation	—	24.5	—	—	24.5	—
Acquisition/surrender of common shares (1)	—	(23.1)	(170.5)	—	(193.6)	—
Cash dividends declared ($4.27 per share)	—	—	(229.9)	—	(229.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(6.7)
Directors deferred compensation	—	(1.4)	—	—	(1.4)	—
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $170.5 million, $15.8 million and $34.1 million in 2022, 2021 and 2020, respectively, reflects this accounting treatment.

HUBBELL INCORPORATED - Form 10-K	49

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The C&I Lighting business had sales of $509.4 million in 2021 as part of the Electrical Solutions segment and designs, manufactures, and sells LED lighting and control solutions for commercial and industrial customers. As a result of the agreement, the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting business' results of operations and the related cash flows have been presented as income from discontinued operations in the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2, Discontinued Operations, to the Consolidated Financial Statements for further information.

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

50	HUBBELL INCORPORATED - Form 10-K

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

Revenue Recognition

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions in the Utility Solutions segment recognized upon delivery of the product at the contractually specified destination. Revenue from service contracts and post-shipment performance obligations is approximately two percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

HUBBELL INCORPORATED - Form 10-K	51

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2022 and 2021.

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

Inventories

Inventories are stated at the lower of cost or market value. Approximately 60% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $7.0 million and $10.8 million at December 31, 2022 and 2021, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $6.6 million in 2022, $9.6 million in 2021 and $10.0 million in 2020 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to quantitative goodwill impairment testing process as prescribed in the guidance. The Company applied the "step-zero" test to one of its four reporting units. Based on that qualitative assessment, the Company concluded it was more-likely-than-not that the fair value of this reporting unit exceeded its carrying value and therefore, further quantitative analysis was not required. For the other three reporting units the Company has elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance, by comparing the estimated fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

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

52	HUBBELL INCORPORATED - Form 10-K

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

As of April 1, 2022, the impairment testing resulted in implied fair values of our reporting units that exceeded the reporting unit's carrying value, including goodwill. The range of fair value in excess of carrying value, including goodwill, of the reporting units was 57% to 308%. Additionally, the Company did not have any reporting units with zero or negative carrying amounts. The Company has not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The Company’s intangible assets consist primarily of customer relationships, tradenames, developed technology and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2022, 2021 or 2020. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. For the Company’s annual impairment test as of April 1, 2022, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions, such as the potential continuing effects of the COVID-19 pandemic. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2022, the impairment testing resulted in fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test. The Company did not record any impairments related to indefinite-lived intangible assets in 2022, 2021 and 2020.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2022, 2021 or 2020.

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

HUBBELL INCORPORATED - Form 10-K	53

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Net Sales in each of 2022 and 2021 and 3% in 2020.

Government Assistance

We have adopted Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance, which requires footnote disclosure of assistance received from government entities. We record amounts received from government entities as a reduction of the associated expense. Amounts received related to depreciable assets are recognized as a reduction to depreciation expense. The total impact of government assistance was not material to the Company in 2022, and prior periods presented.

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

54	HUBBELL INCORPORATED - Form 10-K

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

In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 2 Discontinued Operations

On February 1, 2022, the Company completed the sale of the C&I Lighting business to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. We have concluded the divestiture of this business represents a strategic shift that will have a major effect on our operations and financial results, and as a result, is reported as a discontinued operation in our Consolidated Financial Statements for all periods presented. The assets and liabilities of this business are also presented as held for sale in the Consolidated Balance Sheets for the year ended December 31, 2021. The C&I Lighting business was previously included in the Electrical Solutions segment.

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. Income from the TSA and supply agreement was $13.3 million for the year ended December 31, 2022 and was recorded in Other Income in the Consolidated Financial Statements.

HUBBELL INCORPORATED - Form 10-K	55

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net sales	$29.1	$509.4	$503.5
Cost of goods sold	27.8	403.4	385.6
Gross profit	1.3	106.0	117.9
Selling & administrative expenses	17.3	88.5	85.1
Operating (Loss) income	(16.0)	17.5	32.8
Gain on disposal of business	73.9	—	—
Other expense	(1.5)	(4.1)	(4.0)
Income from discontinued operations before income taxes	56.4	13.4	28.8
Provision (benefit) for income taxes	21.8	(21.1)	7.6
Income from discontinued operations, net of taxes	$34.6	$34.5	$21.2

Income from discontinued operations, net of taxes for the year ended December 31, 2022 and December 31, 2021 includes pre-tax transaction and separation costs of $8.8 million and $7.0 million, respectively. The provision for income taxes on discontinued operations in 2022 includes a correction of $19 million of income tax expense recognized in the fourth quarter of 2022 that should have been recognized in the first quarter of 2022. The Company evaluated the materiality of the adjustment to prior-period financial statements and concluded the effect of the adjustment was immaterial. In addition, a one-time tax benefit of $25.1 million related to book-to-tax basis differences of the business was recorded in the year ended December 31, 2021.

The following table presents balance sheet information for assets and liabilities held for sale:

At December 31,
(in millions)	2021
Cash and cash equivalents	$0.7
Accounts receivable	83.1
Inventories, net	89.8
Other current assets	5.9
Assets held for sale - current	$179.5
Property, Plant, and Equipment, net	77.7
Goodwill	50.2
Other Intangible assets, net	37.3
Other long-term assets	11.9
Assets held for sale - non-current	$177.1
Accounts payable	50.2
Accrued salaries, wages and employee benefits	8.5
Accrued insurance	3.9
Other accrued liabilities	28.7
Liabilities held for sale - current	$91.3
Other Non-Current Liabilities	18.8
Liabilities held for sale - non-current	$18.8

56	HUBBELL INCORPORATED - Form 10-K

NOTE 3 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. Approximately three-fourths of the Company's Net sales are to distributors who then sell directly into our end markets. Within the Utility Solutions segment, our businesses sell to distributors, with the majority of sales to the utility end markets and also directly into transmission and distribution utility markets. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions, primarily in the Utility Solutions segment, recognized upon delivery of the product at the destination. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

Within the Electrical Solutions segment, certain businesses require a portion of the transaction price to be paid in advance of transfer of control. Advance payments are not considered a significant financing component as they are received less than one year before the related performance obligations are satisfied. In addition, in the Utility Solutions segment, certain businesses offer annual maintenance service contracts that require payment at the beginning of the contract period. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Consolidated Balance Sheets. Once control transfers to the customer and the Company meets the revenue recognition criteria, the deferred revenue is recognized in the Consolidated Statements of Income. The deferred revenue relating to the annual maintenance service contracts is recognized in the Consolidated Statements of Income on a straight-line basis over the expected term of the contract.

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

	Twelve Months Ended December 31,
in millions	2022	2021	2020
Net sales
Utility T&D Components	$2,218.8	$1,679.8	$1,445.1
Utility Communications and Controls	652.3	654.6	634.3
Total Utility Solutions	$2,871.1	$2,334.4	$2,079.4
Electrical Products	902.4	809.6	663.9
Connection and Bonding	608.7	525.3	430.2
Industrial Controls	337.7	257.8	236.2
Retail and Builder	228.0	267.0	272.8
Total Electrical Solutions	$2,076.8	$1,859.7	$1,603.1
TOTAL	$4,947.9	$4,194.1	$3,682.5

HUBBELL INCORPORATED - Form 10-K	57

The following table presents disaggregated third-party Net sales by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Twelve Months Ended December 31,
in millions	2022	2021	2020
Net sales
United States	$2,715.8	$2,204.9	$1,967.9
International	155.3	129.5	111.5
Total Utility Solutions	$2,871.1	$2,334.4	$2,079.4
United States	1,820.6	1,604.9	1,389.0
International	256.2	254.8	214.1
Total Electrical Solutions	$2,076.8	$1,859.7	$1,603.1
TOTAL	$4,947.9	$4,194.1	$3,682.5

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $45.8 million as of December 31, 2022 compared to $16.7 million as of December 31, 2021. The $29.1 million increase in our contract liabilities balance was primarily due to a $21.8 million net increase in current year deferrals primarily due to timing of advance payments on certain orders and a $20.1 million increase due to acquisitions, partially offset by the recognition of $12.8 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2022. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2022. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. As of December 31, 2022, the Company had approximately $320 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Utility Solutions segment) to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 2 years.

HUBBELL INCORPORATED - Form 10-K	58

NOTE 4    Business Acquisitions and Dispositions

2022 Acquisitions

In the third quarter of 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC ("PCX") for a cash purchase price of approximately $112.8 million, net of cash acquired. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. We have recognized intangible assets of $49.1 million and goodwill of $77.4 million as a result of this acquisition. The intangible assets of $49.1 million consist primarily of customer relationships, backlog and a tradename and will be amortized over a weighted average period of approximately 11 years. All of the goodwill is expected to be deductible for tax purposes.
In the third quarter of 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC, collectively referred to as Ripley Tools, for a cash purchase price of approximately $50.1 million, net of cash acquired. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that services both the utility and communications markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $18.2 million and goodwill of $23.8 million as a result of this acquisition. The intangible assets of $18.2 million consist primarily of customer relationships and a tradename, and will be amortized over a weighted average period of approximately 17 years. Substantially all of the goodwill is expected to be deductible for tax purposes.

In the fourth quarter of 2022, the Company also acquired all of the issued and outstanding equity interests of REF Automation Limited and REF Alabama Inc. (collectively "REF") for a cash purchase price of $14.1 million, net of cash acquired, subject to customary purchase price adjustments. REF designs and manufactures electrical power components utilizing high-volume precision machining, as well as custom fabricated structural products and assemblies for the OEM, industrial and renewables markets. This business is reported in the Electrical Solutions segments. We have recognized goodwill of $10.2 million as a result of the acquisition. None of the goodwill associated with this acquisition is expected to be deductible for tax purposes.

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

Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's 2022 acquisitions. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all transactions (in millions):

Tangible assets acquired	$41.4
Intangible assets	67.3
Goodwill	111.4
Other liabilities assumed	(43.0)
Total Estimate of Consideration Transferred, Net of Cash Acquired	177.1

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2022 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company's consolidated results of operations was not material.

Dispositions

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

HUBBELL INCORPORATED - Form 10-K	59

NOTE 5    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2022	2021
Trade accounts receivable	$778.0	$695.7
Non-trade receivables	22.1	24.9
Accounts receivable, gross	800.1	720.6
Allowance for credit memos, returns and cash discounts	(44.2)	(34.7)
Allowance for doubtful accounts	(14.3)	(10.6)
Total allowances	(58.5)	(45.3)
ACCOUNTS RECEIVABLE, NET	$741.6	$675.3

NOTE 6    Inventories

Inventories are classified as follows at December 31, (in millions):

	2022	2021
Raw material	$302.8	$241.0
Work-in-process	161.7	129.4
Finished goods	463.2	428.6
Subtotal	927.7	799.0
Excess of FIFO over LIFO cost basis	(187.0)	(136.9)
INVENTORIES, NET	$740.7	$662.1

60	HUBBELL INCORPORATED - Form 10-K

NOTE 7    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2022 and 2021, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2020	$1,259.4	$613.7	$1,873.1
Prior year acquisitions(1)	6.6	—	6.6
Dispositions(1)	(1.9)	—	(1.9)
Foreign currency translation	(5.3)	(1.2)	(6.5)
BALANCE AT DECEMBER 31, 2021	$1,258.8	$612.5	$1,871.3
Current year acquisitions(1)	23.8	87.6	111.4
Foreign currency translation	(6.7)	(5.5)	(12.2)
BALANCE AT DECEMBER 31, 2022	$1,275.9	$694.6	$1,970.5
 (1) Refer to Note 4 – Business Acquisitions and Dispositions for additional information.

In 2022, the Company completed multiple acquisitions. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $111.4 million of goodwill. The Company has not recorded any material goodwill impairments since the initial adoption of the related accounting guidance in 2002.

Identifiable intangible assets are recorded in Other intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$187.9	$(75.7)	$181.3	$(67.6)
Customer relationships, developed technology and other	955.3	(437.8)	901.2	(374.0)
TOTAL DEFINITE-LIVED INTANGIBLES	1,143.2	(513.5)	1,082.5	(441.6)
Indefinite-lived:
Tradenames and other	40.2	—	40.6	—
TOTAL OTHER INTANGIBLE ASSETS	$1,183.4	$(513.5)	$1,123.1	$(441.6)

Amortization expense associated with these definite-lived intangible assets was $75.7 million, $75.7 million and $72.1 million in 2022, 2021 and 2020, respectively. Amortization expense associated with these intangible assets is expected to be $71.2 million in 2023, $66.0 million in 2024, $63.6 million in 2025, $60.0 million in 2026 and $54.5 million in 2027. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED - Form 10-K	61

NOTE 8    Investments

At December 31, 2022 and December 31, 2021, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $62.6 million as of December 31, 2022. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2022					2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$62.6	$0.1	$(1.3)	$61.4	$61.4	$53.3	$0.8	$(0.1)	$54.0	$54.0
Trading securities	10.2	8.6	—	18.8	18.8	12.2	12.3	—	24.5	24.5
TOTAL INVESTMENTS	$72.8	$8.7	$(1.3)	$80.2	$80.2	$65.5	$13.1	$(0.1)	$78.5	$78.5

Contractual maturities of our investments in available-for-sale securities at December 31, 2022 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$14.4	$14.3
After 1 year but within 5 years	38.0	37.4
After 5 years but within 10 years	—	—
Due after 10 years	10.2	9.7
TOTAL	$62.6	$61.4

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $(1.4) million and $(0.4) million for the year ended December 31, 2022 and 2021, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2022, 2021 and 2020.

At December 31, 2022 and December 31, 2021, the Company had $61.4 million and $54.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $62.6 million and $53.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the twelve months ended December 31, 2022. As of December 31, 2022 and December 31, 2021 the unrealized losses attributable to our available-for-sale debt securities was $1.3 million and $0.1 million, respectively, at each period end. The fair value of available-for-sale debt securities with unrealized losses was $53.7 million at December 31, 2022 and $12.2 million at December 31, 2021.

NOTE 9    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2022	2021
Land	$29.8	$28.1
Buildings and improvements	212.1	209.7
Machinery, tools, and equipment	905.7	846.6
Construction-in-progress	99.0	69.5
Gross property, plant, and equipment	1,246.6	1,153.9
Less accumulated depreciation	(718.6)	(694.4)
PROPERTY, PLANT, AND EQUIPMENT, NET	$528.0	$459.5

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $63.4 million, $61.7 million and $61.7 million for 2022, 2021 and 2020, respectively.

62	HUBBELL INCORPORATED - Form 10-K

NOTE 10    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2022	2021
Customer program incentives	$87.8	$67.3
Accrued income taxes	4.5	4.8
Contract liabilities - deferred revenue	45.8	16.7
Customer refund liability	14.8	16.7
Accrued warranties(1)	20.2	36.7
Current operating lease liabilities	30.5	27.1
Other	130.5	94.1
TOTAL	$334.1	$263.4
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

NOTE 11    Other Non-Current Liabilities

Other non-current liabilities consists of the following at December 31, (in millions):

	2022	2021
Pensions	$155.3	$189.8
Other post-employment benefits	14.3	17.0
Deferred tax liabilities	113.8	114.7
Accrued warranties long-term(1)	26.0	29.4
Non-current operating lease liabilities	84.9	58.3
Other	111.3	112.1
TOTAL	$505.6	$521.3
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

HUBBELL INCORPORATED - Form 10-K	63

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

In 2020 and 2022, the Company recognized a settlement loss in continuing operations relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans of $7.6 million and $7.0 million, respectively. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP in each year.

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

The Company's U.S. defined benefit pension plans were approximately 90% of the $670.8 million total pension benefit obligations at December 31, 2022.

64	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$937.7	$994.2	$18.9	$23.2
Service cost	0.9	1.0	—	—
Interest cost	28.0	23.8	0.5	0.6
Plan participants’ contributions	—	—	—	—
Amendments	—	3.6	—	—
Actuarial loss/(gain)	(214.2)	(22.0)	(2.2)	(4.2)
Curtailment gain	—	—	—	—
Settlements	(22.5)	(0.1)	—	—
Currency impact	(10.5)	(0.9)	—	—
Other	(0.5)	(0.3)	—	—
Benefits paid	(48.1)	(61.6)	(1.3)	(0.7)
Benefit obligation at end of year	$670.8	$937.7	$15.9	$18.9
Change in plan assets
Fair value of plan assets at beginning of year	$765.6	$805.1	$—	$—
Actual return on plan assets	(186.6)	15.6	—	—
Employer contributions	19.8	7.9	1.3	0.7
Plan participants’ contributions	—	—	—	—
Settlements	(22.5)	(0.1)	—	—
Currency impact	(12.8)	(1.3)	—	—
Benefits paid	(48.1)	(61.6)	(1.3)	(0.7)
Fair value of plan assets at end of year	$515.4	$765.6	$—	$—
FUNDED STATUS	$(155.4)	$(172.1)	$(15.9)	$(18.9)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$6.8	$24.8	$—	$—
Accrued benefit liability (short-term and long-term)	(162.2)	(196.9)	(15.9)	(18.9)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(155.4)	$(172.1)	$(15.9)	$(18.9)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$244.4	$263.1	$(5.5)	$(3.4)
Prior service cost (credit)	6.3	6.9	—	—
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$250.7	$270.0	$(5.5)	$(3.4)

The accumulated benefit obligation for all defined benefit pension plans was $670.8 million and $937.7 million at December 31, 2022 and 2021, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2022	2021
Projected benefit obligation	$468.0	$817.7
Accumulated benefit obligation	$468.0	$817.7
Fair value of plan assets	$305.8	$620.7

HUBBELL INCORPORATED - Form 10-K	65

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$0.9	$1.0	$1.2	$—	$—	$—
Interest cost	28.0	23.8	28.0	0.5	0.6	0.7
Expected return on plan assets	(30.8)	(36.5)	(33.9)	—	—	—
Amortization of prior service cost (credit)	0.4	0.2	0.2	—	—	(0.4)
Amortization of actuarial losses (gains)	10.8	10.8	9.8	(0.2)	(0.1)	(0.1)
Curtailment and settlement losses	8.8	—	7.5	—	—	—
Net periodic benefit cost	$18.1	$(0.7)	$12.8	$0.3	$0.5	$0.2
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$2.6	$(1.4)	$28.6	$(2.2)	$(4.1)	$0.1
Current year prior service credit	—	3.6	—	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.2)	(0.2)	—	—	0.4
Amortization of net actuarial (losses) gains	(10.8)	(10.8)	(9.8)	0.2	0.1	0.1
Currency impact	(2.0)	(0.2)	0.1	—	—	—
Settlement adjustment	(8.8)	—	(7.6)	—	—	—
Curtailment adjustments	—	—	0.1	—	—	—
Total recognized in other comprehensive loss	(19.4)	(9.0)	11.2	(2.0)	(4.0)	0.6
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$(1.3)	$(9.7)	$24.0	$(1.7)	$(3.5)	$0.8

During 2022, the Company recognized $7.0 million of settlement losses in continuing operations and $1.8 million of settlement losses in discontinued operations. Those settlement losses are the result of lump-sum distributions from the Company's defined benefit pension plans which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

The Company also maintains four primary defined contribution pension plans. The total cost of the Company's defined contribution plans was $25.8 million in 2022, $23.3 million in 2021 and $21.0 million in 2020, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In 2020, 2021 and 2022 the Company participated in one multi-employer defined benefit pension plan. The Company’s total contributions while participating in this plan was $0.2 million in each of these years.

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

66	HUBBELL INCORPORATED - Form 10-K

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.46%	2.79%	2.47%	5.50%	2.90%	2.50%
Rate of compensation increase	0.08%	0.08%	0.24%	3.93%	3.87%	3.99%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.79%	2.47%	3.17%	2.90%	2.50%	3.30%
Expected return on plan assets	4.59%	4.66%	4.69%	N/A	N/A	N/A
Rate of compensation increase	0.08%	0.24%	2.94%	3.87%	3.99%	4.00%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2022, the Company used a discount rate of 5.50% for its U.S. pension plans compared to a discount rate of 2.90% used in 2021. For its Canadian pension plan, the Company used a discount rate of 5.01% as of December 31, 2022 compared to a 2.98% discount rate used in 2021.

For its UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2022 discount rate for the UK pension plan of 5.00% as compared to a discount rate of 1.80% used in 2021.

In 2020 we used the Pri-2012 mortality table to calculate the present value of our pension plan liabilities and adopted the MP-2020 projection scale, and in 2021 and 2022 we used the Pri-2012 mortality table and adopted the MP-2021 projection scale The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables. These changes did not have a material impact to the projected benefit obligation of our U.S. plans upon remeasurement.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2022	2021	2020
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	7.0%	6.2%	6.4%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2031	2028	2028

HUBBELL INCORPORATED - Form 10-K	67

Plan Assets

The Company’s combined targeted 2023 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2022 and 2021 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2023	2022	2021
Equity securities	32%	23%	22%
Debt securities & Cash	68%	77%	77%
Alternative Investments	—%	—%	1%
TOTAL	100%	100%	100%

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

To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2022 and 2021, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

68	HUBBELL INCORPORATED - Form 10-K

The fair value of the Company’s pension plan assets at December 31, 2022 and 2021, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9.8	$3.5	$6.3	$—	$—
Equity securities:
Equity Mutual Funds	21.5	21.5	—	—	—
Common Pooled Equity Funds (a)	84.5	—	84.5	—	—
Fixed Income Securities:
U.S. Treasuries	47.2	—	47.2	—	—
State and Local Municipal Bonds	6.4	—	6.4	—	—
Sovereign Debt	4.9	—	4.9	—	—
Corporate Bonds (b)	105.5	—	105.5	—	—
Fixed Income Mutual Funds	41.8	41.8	—	—	—
Common Pooled Fixed Income Funds (c)	174.2	—	148.7	—	25.5
Alternative Investment Funds (d)	2.1	—	—	—	2.1
Common Pooled Funds (e)	17.5	0.4	17.1	—	—
BALANCE AT DECEMBER 31, 2022	$515.4	$67.2	$420.6	$—	$27.6

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$8.9	$8.9	$—	$—	$—
Equity securities:
Equity Mutual Funds	31.7	31.7	—	—	—
Common Pooled Equity Funds (a)	123.3	—	123.3	—	—
Fixed Income Securities:
U.S. Treasuries	55.0	—	55.0	—	—
State and Local Municipal Bonds	6.2	—	6.2	—	—
Sovereign Debt	7.1	—	7.1	—	—
Corporate Bonds (b)	141.6	—	141.6	—	—
Fixed Income Mutual Funds	55.5	55.5	—	—	—
Common Pooled Fixed Income Funds (c)	306.3	—	275.2	—	31.1
Alternative Investment Funds (d)	7.1	—	—	—	7.1
Common Pooled Funds (e)	22.9	0.5	22.4	—	—
BALANCE AT DECEMBER 31, 2021	$765.6	$96.6	$630.8	$—	$38.2
(a)Investments in Common Pooled Equity Funds, including funds and fund products investing in various equity securities.
(b)Includes primarily investment grade bonds from diverse industries
(c)Investments in Common Pooled Fixed Income Funds, including funds and fund products investing in various fixed income investments
(d)Includes investments in hedge funds, including fund of funds products and open-end mutual funds
(e)Investments in Common Pooled Funds, consisting of equities and fixed income securities

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

HUBBELL INCORPORATED - Form 10-K	69

Contributions

In 2021, there were no contributions to the Company's U.S. qualified plans required by the Pension Protection Act of 2006. The Company contributed $10.0 million and $2.5 million to its U.S. and foreign qualified plans, respectively, in 2022. The Company entered into a settlement agreement with a multi-employer pension plan in December of 2019 and, pursuant to that agreement, made a $6.0 million cash payment in 2020, and $5.0 million cash payment in 2021, according to the terms of that settlement agreement.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits	Other Benefits
2023	$53.4	$1.7
2024	$53.6	$1.6
2025	$53.8	$1.6
2026	$53.9	$1.5
2027	$53.2	$1.4
2028-2031	$255.0	$6.0

NOTE 13    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2022	2021
Senior notes at 3.35%	2026	$397.9	$397.2
Senior notes at 3.15%	2027	297.5	297.0
Senior notes at 3.50%	2028	446.2	445.5
Senior notes at 2.300%	2031	296.3	295.8
TOTAL LONG-TERM DEBT(a)		$1,437.9	$1,435.5
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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2022. As of December 31, 2022 and December 31, 2021, the 2021 Credit Facility was undrawn.

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

70	HUBBELL INCORPORATED - Form 10-K

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

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2022.

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

The 2026 Notes, 2027 Notes, 2028 Notes and 2031 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2022.

At December 31, 2022 and 2021, the Company had no commercial paper borrowings outstanding and had $4.7 million and $9.7 million, respectively, of short-term debt outstanding composed of:

◦$2.8 million at December 31, 2022 and $1.6 million at December 31, 2021, respectively, of borrowings to support our international operations in China as well as $1.9 million and $8.1 million of other short term debt at December 31, 2022 and December 31, 2021, respectively, to support operations.

Other information related to short-term debt at December 31, is summarized below:

	2022	2021
Weighted average interest rate on short-term debt:
At year end	2.57%	2.98%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2022 and 2021 these lines totaled $55.8 million and $30.0 million, respectively, of which $31.7 million and $23.2 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $47.5 million, $65.6 million and $54.4 million in 2022, 2021 and 2020, respectively. The $65.6 million paid in 2021 includes $16.0 million related to the make whole payment for the extinguishment of the 2022 Notes.

HUBBELL INCORPORATED - Form 10-K	71

NOTE 14    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions of continuing operations for the years ended December 31, (in millions):

	2022	2021	2020
Income before income taxes:
United States	$528.9	$347.5	$340.7
International	128.1	111.8	83.8
TOTAL INCOME BEFORE INCOME TAXES	$657.0	$459.3	$424.5
Provision for income taxes — current:
Federal	$120.3	$43.3	$56.3
State	24.2	13.0	15.1
International	23.5	22.7	17.0
Total provision — current	168.0	79.0	88.4
Provision for income taxes — deferred:
Federal	(26.2)	8.8	1.5
State	(3.9)	1.9	0.2
International	2.3	(1.5)	(0.3)
Total provision — deferred	(27.8)	9.2	1.4
TOTAL PROVISION FOR INCOME TAXES	$140.2	$88.2	$89.8

72	HUBBELL INCORPORATED - Form 10-K

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) of continuing operations at December 31, were as follows (in millions):

	2022	2021
Deferred tax assets:
Inventories	$9.6	$10.2
Lease liabilities	27.4	20.5
Income tax credits	22.8	22.8
Accrued liabilities	40.8	38.5
Pension	38.9	43.1
Basis difference in subsidiary	—	25.1
Post retirement and post employment benefits	4.5	4.9
Stock-based compensation	6.9	6.7
Loss carryforwards	14.2	17.3
Capitalized research expenditures	18.4	—
Miscellaneous other	16.4	17.0
Gross deferred tax assets	199.9	206.1
Valuation allowance	(32.2)	(32.6)
Total deferred tax assets, net of valuation allowance	167.7	173.5
Deferred tax liabilities:
Liability on undistributed foreign earnings	(7.0)	(7.9)
Goodwill and intangibles	(185.0)	(205.2)
Right-of-use assets	(26.1)	(19.5)
Property, plant, and equipment	(57.9)	(50.4)
Total deferred tax liabilities	(276.0)	(283.0)
TOTAL NET DEFERRED TAX LIABILITY	$(108.3)	$(109.5)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	$5.5	$5.2
Non-current tax liabilities (included in Other Non-Current Liabilities)	(113.8)	(114.7)
TOTAL NET DEFERRED TAX LIABILITY	$(108.3)	$(109.5)

As of December 31, 2022, the Company had a total of $22.8 million of U.S. federal, state (net of federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2022, $1.9 million of the tax credits may be carried forward indefinitely while the remaining $20.9 million will begin to expire at various times in 2023 through 2051. As of December 31, 2022, the Company had recorded tax benefits totaling $14.0 million for U.S. federal, state and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2022, $5.5 million of NOLs may be carried forward indefinitely while the remaining $8.5 million will begin to expire at various times in 2023 through 2052. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $32.2 million on certain deferred tax assets including a portion of foreign and state tax credit carryforwards, capital loss carryforwards and NOLs that the Company anticipates will expire prior to utilization.

During 2022, the Company repatriated certain of its foreign earnings. As of December 31, 2022, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $400 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $168.0 million, $84.0 million and $96.2 million in 2022, 2021, and 2020, respectively.

HUBBELL INCORPORATED - Form 10-K	73

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. In January 2023 the Company completed its 2018 U.S. federal tax examination with no material adjustments. With few exceptions, the Company is no longer subject to state, local, or income tax examinations by tax authorities for years prior to 2018.
The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2019-2022
UK	2021-2022
Puerto Rico	2018-2022
Canada	2018-2022

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Unrecognized tax benefits at beginning of year	$41.2	$47.6	$41.9
Additions based on tax positions relating to the current year	12.1	6.1	7.4
Reductions based on expiration of statute of limitations	(4.8)	(10.3)	(6.2)
Additions/(Subtractions) to tax positions relating to previous years	(6.2)	(2.2)	4.5
Settlements	(0.2)	—	—
TOTAL UNRECOGNIZED TAX BENEFITS	$42.1	$41.2	$47.6

Included in the balance at December 31, 2022 are approximately $33.9 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $4.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $5 million to $11 million within the next twelve months due to the expiration of the statute of limitations and audit resolutions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized (benefit) expense, before federal tax impact, related to interest and penalties of $(1.0) million in 2022, $0.3 million in 2021 and $0.2 million in 2020. The Company had $6.7 million and $7.6 million accrued for the payment of interest and penalties as of December 31, 2022 and December 31, 2021, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate of continuing operations for the years ended December 31, as follows:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	2.5	2.9
Foreign income taxes	(0.2)	(0.5)	(0.2)
Federal R&D Credit	(0.8)	(1.4)	(1.3)
Other, net	(1.1)	(2.4)	(1.2)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	21.3%	19.2%	21.2%

The foreign income tax benefit shown is primarily due to lower statutory rates in foreign jurisdictions compared to the United States federal statutory income tax rate.

74	HUBBELL INCORPORATED - Form 10-K

NOTE 15    Financial Instruments and Fair Value Measurement

Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. We are not dependent on a single customer, however, the Company’s top ten customers account for approximately 43% of its Net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

At December 31, 2022 our accounts receivable balance was $741.6 million, net of allowances of $14.3 million. The allowance for doubtful accounts has not materially changed since December 31, 2021.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 8 — Investments.

Fair value measurements

At December 31, 2022 and 2021 the Company had $80.2 million and $78.5 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 8 — Investments for more information about these investments.

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

HUBBELL INCORPORATED - Form 10-K	75

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2022 and 2021 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$147.9	$—	$—	$147.9
Time Deposits (a)	—	4.8	—	4.8
Available for sale investments	—	61.4	—	61.4
Trading securities	18.8	—	—	18.8
Deferred compensation plan liabilities	(18.8)	—	—	(18.8)
Derivatives:
Forward exchange contracts-Assets (b)	—	1.1	—	1.1
BALANCE AT DECEMBER 31, 2022	$147.9	$67.3	$—	$215.2

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$58.5	$—	$—	$58.5
Available-for-sale investments	—	54.0	—	54.0
Trading securities	24.5	—	—	24.5
Deferred compensation plan liabilities	(24.5)	—	—	(24.5)
Derivatives:
Forward exchange contracts-Assets (b)	—	0.5	—	0.5
BALANCE AT DECEMBER 31, 2021	$58.5	$54.5	$—	$113.0
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

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2022 and 2021, the Company purchased $2.2 million and $2.7 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $4.2 million and $3.6 million of these trading securities in 2022 and 2021 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long-term Debt

As of December 31, 2022 and December 31, 2021, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,437.9 million and $1,435.5 million, respectively. The estimated fair value of the long-term debt as of December 31, 2022 and December 31, 2021 was $1,306.5 million and $1,524.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

76	HUBBELL INCORPORATED - Form 10-K

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

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $6.3 million and $6.4 million as of December 31, 2022 and 2021, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2022 and 2021.

HUBBELL INCORPORATED - Form 10-K	77

NOTE 17    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2022 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2019	54,514
Exercise of stock appreciation rights	87
Director compensation arrangements, net	9
Restricted/performance shares activity, net of forfeitures	132
Acquisition/surrender of shares	(359)
OUTSTANDING AT DECEMBER 31, 2020	54,383
Exercise of stock appreciation rights	147
Director compensation arrangements, net	7
Restricted/performance shares activity, net of forfeitures	101
Acquisition/surrender of shares	(120)
OUTSTANDING AT DECEMBER 31, 2021	54,518
Exercise of stock appreciation rights	62
Director compensation arrangements, net	6
Restricted/performance shares activity, net of forfeitures	86
Acquisition/surrender of shares	(983)
OUTSTANDING AT DECEMBER 31, 2022	53,689

For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital and Retained earnings to the extent required. Shares may be repurchased through the Company’s stock repurchase program, acquired by the Company from employees or surrendered to the Company by employees in settlement of their minimum tax liability on vesting of restricted shares and performance shares under the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the “Award Plan”).

Shares of the Company’s common stock were reserved at December 31, 2022 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	1,489
Shares reserved under other equity compensation plans	127
TOTAL	1,616

78	HUBBELL INCORPORATED - Form 10-K

NOTE 18    Stock-Based Compensation

As of December 31, 2022, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2022, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Stock-based compensation expense recognized by the Company was $24.5 million in 2022, $17.5 million in 2021 and $21.9 million in 2020. The total income tax benefit recognized was $3.9 million in 2022, $3.2 million in 2021, and $3.2 million in 2020. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $3.2 million, $6.8 million, and $3.4 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $18.1 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be primarily recognized through 2025.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2022 expense, $23.2 million was recorded to S&A expense and $1.3 million was recorded to Cost of goods sold. In 2021 and 2020, $15.8 million and $20.4 million, respectively, was recorded to S&A expense and $1.7 million and $1.5 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.4 million in each of 2022, 2021 and 2020.

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

Restricted Stock Issued to Employees - Service Condition

Restricted stock awards that vest based upon a service condition are expensed on a straight-line basis over the requisite service period. These awards generally vest either in three equal installments on each of the first three anniversaries of the grant date or on the third year anniversary of the grant date. The fair value of these awards is measured by the average of the high and low trading prices of the Company’s common stock on the most recent trading day immediately preceding the grant date (“measurement date”).

Restricted Stock Issued to Non-employee Directors

In 2022, 2021 and 2020, each non-employee director received a restricted stock grant. These grants are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The grant is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2022, 2021 and 2020, the Company granted 5,952 shares, 6,741 shares, and 7,413 shares, respectively, to non-employee directors.

HUBBELL INCORPORATED - Form 10-K	79

Restricted Stock Issued to Employees and Non-employee Directors

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2022 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2021	184	$141.99
Shares granted	64	187.07
Shares vested	(56)	148.93
Shares forfeited	(13)	163.54
RESTRICTED STOCK AT DECEMBER 31, 2022	179	$154.09

The weighted average fair value per share of restricted stock granted in 2022, 2021 and 2020 was $187.07, $166.46 and $145.48, respectively. The total fair value of restricted stock vested in 2022, 2021 and 2020 was $8.4 million, $12.6 million and $7.8 million, respectively.

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

Activity related to SARs for the year ended December 31, 2022 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2021	907	$132.78
Granted	143	186.62
Exercised	(245)	122.49
Forfeited	(26)	170.12
Canceled	—	—
OUTSTANDING AT DECEMBER 31, 2022	779	$144.66	6.8 years	$70,146
EXERCISABLE AT DECEMBER 31, 2022	452	$127.44	5.7 years	$48,506

The aggregated intrinsic value of SARs exercised during 2022, 2021 and 2020 was $21.0 million, $46.8 million and $20.2 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2022, 2021 and 2020:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2022	2.1%	27.4%	1.9%	4.9 years	$39.68
2021	2.4%	26.5%	0.6%	5.5 years	$29.58
2020	2.5%	23.5%	1.3%	5.5 years	$24.52

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

80	HUBBELL INCORPORATED - Form 10-K

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

Performance Shares - Performance and Market Conditions

In February 2020 and December 2018, the Company granted performance share awards with a target payout of 63,868 and 60,008 shares, respectively, that will vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

Thirty-four percent of the award granted will vest based on Hubbell’s compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of the award granted will vest based on achieved operating margin performance as compared to internal targets, and thirty-three percent of the award granted will vest based on achieved trade working capital as a percent of Net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0% - 200% of the target number of shares subject to the award. That cumulative performance achieved is then further modified based on the Company's three year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shares earned by a multiple of up to 1.5 or 1.2, depending on the award year.

The fair value of the award was determined based upon a lattice model. The Company expenses these awards on a straight-line basis over the requisite service period which includes an assessment of the performance achieved to date. The weighted average fair value per share was $151.78 for the awards granted in 2020 and $98.80 for the awards granted in 2018.

Grant Date	Shares Outstanding at 12/31/2022	Fair Value	Performance Period	Payout Range
2020	43,949	$151.78	Jan 2020-Dec 2022	0-200% + up to a multiple of 150x
2018	—	$98.80	Jan 2019-Dec 2021	0-200% + up to a multiple of 120x

During 2022, approximately 38,000 shares from the 2018 awards vested as a result of the cumulative achievement of the performance metrics, and the fair value of the awards at vesting was approximately $7.3 million.

Performance Shares - Market Condition

In February 2022 and 2021, the Company granted performance share awards with a target payout of 14,076 and 15,741 shares, respectively, that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return ("TSR") compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares subject to the award, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares subject to the award. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for these grants was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2022 and 2021:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2022	$185.87	2.3%	39.7%	1.6%	2.9 years	$221.94
February 2021	$163.26	2.4%	40.6%	0.2%	3 years	$198.89

Expected volatilities are based on historical volatilities of the Company's and members of the peer group's stock over the expected term of the award. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2022 and 2021, the Company granted performance share awards with a target payout of 28,628 and 31,543 shares, respectively, that will vest subject to an internal Company-based performance condition and service requirement.

HUBBELL INCORPORATED - Form 10-K	81

Fifty percent of these performance shares subject to the award will vest based on Hubbell's compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares subject to the award will vest based on achieved operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0%-200% of the target number of shares subject to the award.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $174.48 and $151.92 for the awards granted in 2022 and 2021, respectively.

Grant Date	Fair Value	Performance Period	Payout Range
February 2022	$174.48	Jan 2022 - Dec 2024	0-200%
February 2021	$151.92	Jan 2021 - Dec 2023	0-200%

82	HUBBELL INCORPORATED - Form 10-K

NOTE 19    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2022	2021	2020
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$511.3	$365.0	$330.0
Less: Earnings allocated to participating securities	(1.3)	(1.1)	(1.1)
Net income from continuing operations available to common shareholders	$510.0	$363.9	$328.9

Net income from discontinued operations attributable to Hubbell Incorporated	$34.6	$34.5	$21.2
Less: Earnings allocated to participating securities	(0.1)	(0.1)	(0.1)
Net income from discontinued operations available to common shareholders	$34.5	$34.4	$21.1

Net income attributable to Hubbell Incorporated	$545.9	$399.5	$351.2
Less: Earnings allocated to participating securities	(1.4)	(1.2)	(1.2)
Net income available to common shareholders	$544.5	$398.3	$350.0

Denominator:
Average number of common shares outstanding	53.7	54.3	54.2
Potential dilutive shares	0.4	0.4	0.3
Average number of diluted shares outstanding	54.1	54.7	54.5

Basic earnings per share:
Basic earnings per share from continuing operations	$9.49	$6.70	$6.07
Basic earnings per share from discontinued operations	$0.64	$0.63	$0.39
Basic earnings per share	$10.13	$7.33	$6.46

Diluted earnings per share:
Diluted earnings per share from continuing operations	$9.43	$6.66	$6.04
Diluted earnings per share from discontinued operations	$0.64	$0.62	$0.39
Diluted earnings per share	$10.07	$7.28	$6.43

The Company did not have any significant anti-dilutive securities in 2022, 2021 or 2020.

HUBBELL INCORPORATED - Form 10-K	83

NOTE 20    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2022 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2019	$(0.5)	$0.6	$(203.2)	$(129.8)	$(332.9)
Other comprehensive income (loss) before reclassifications	0.4	0.4	(21.6)	12.3	(8.5)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	12.8	—	12.2
Current period other comprehensive income (loss)	(0.2)	0.4	(8.8)	12.3	3.7
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before reclassifications	0.4	(0.4)	1.1	(11.5)	(10.4)
Amounts reclassified from accumulated other comprehensive loss	0.7	—	8.1	—	8.8
Current period other comprehensive income (loss)	1.1	(0.4)	9.2	(11.5)	(1.6)
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	1.2	(1.4)	(0.6)	(27.9)	(28.7)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	14.8	0.5	14.3
Current period other comprehensive income (loss)	0.2	(1.4)	14.2	(27.4)	(14.4)
BALANCE AT DECEMBER 31, 2022	$0.6	$(0.8)	$(188.6)	$(156.4)	$(345.2)
A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2022		2021		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—		$(0.1)		Net Sales
	1.2		(0.9)		Cost of goods sold
	1.2		(1.0)		Total before tax
	(0.2)		0.3		Tax (expense) benefit
	$1.0		$(0.7)		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service credits	$(0.4)	(a)	$(0.2)	(a)
Actuarial gains/(losses)	(10.6)	(a)	(10.7)	(a)
Settlement and curtailment losses	(8.8)	(a)	—	(a)
	(19.8)		(10.9)		Total before tax
	5.0		2.8		Tax benefit (expense)
	$(14.8)		$(8.1)		(Loss) gain net of tax
Reclassification of currency translation gain	$(0.5)		$—		Gain on disposition of business (Note 2)
	—		—		Tax benefit (expense)
	(0.5)		—		Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(14.3)		$(8.8)		(Loss) gain net of tax
(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits for additional details).

84	HUBBELL INCORPORATED - Form 10-K

NOTE 21    Industry Segments and Geographic Area Information

Nature of Operations

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain and Ireland. Hubbell also participates in joint ventures in Hong Kong and the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2022.

The Company’s reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment, as described below.

The Utility Solutions segment consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, enclosures cutoffs and switches. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets.

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

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2022, 2021 and 2020 is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED - Form 10-K	85

INDUSTRY SEGMENT DATA

	2022	2021	2020
Net Sales:
Utility Solutions	$2,871.1	$2,334.4	$2,079.4
Electrical Solutions	2,076.8	1,859.7	1,603.1
TOTAL NET SALES	$4,947.9	$4,194.1	$3,682.5
Operating Income:
Utility Solutions	$438.2	$284.1	$305.6
Electrical Solutions	270.9	248.2	188.9
Operating Income	$709.1	$532.3	$494.5
Loss on disposition of business (Note 4)	—	(6.9)	—
Loss on extinguishment of debt (Note 13)	—	(16.8)	—
Pension charge (Note 12)	(7.0)	—	(7.6)
Interest expense, net	(49.6)	(54.7)	(60.1)
Other income (expense), net	4.5	5.4	(2.3)
INCOME BEFORE INCOME TAXES	$657.0	$459.3	$424.5
Assets:
Utility Solutions	$3,011.9	$2,823.8	$2,812.4
Electrical Solutions	1,972.9	2,142.1	1,984.4
General Corporate	417.8	315.6	288.3
TOTAL ASSETS(1)	$5,402.6	$5,281.5	$5,085.1
Capital Expenditures:
Utility Solutions	$86.9	$55.8	$55.9
Electrical Solutions	39.5	31.1	25.0
General Corporate	2.9	3.3	1.9
TOTAL CAPITAL EXPENDITURES	$129.3	$90.2	$82.8
Depreciation and Amortization:
Utility Solutions	$99.2	$108.5	$103.2
Electrical Solutions	49.3	40.6	41.3
TOTAL DEPRECIATION AND AMORTIZATION	$148.5	$149.1	$144.5

GEOGRAPHIC AREA DATA

	2022	2021	2020
Net Sales:
United States	$4,536.4	$3,809.8	$3,356.9
International	411.5	384.3	325.6
TOTAL NET SALES	$4,947.9	$4,194.1	$3,682.5
Operating Income:
United States	$598.5	$439.6	$436.3
International	110.6	92.7	58.2
TOTAL OPERATING INCOME	$709.1	$532.3	$494.5
Long-lived Assets:
United States	$2,983.5	$3,038.1	$3,113.7
International	392.3	359.0	378.7
TOTAL LONG-LIVED ASSETS(1)	$3,375.8	$3,397.1	$3,492.4
(1) Total Assets and Long-lived assets attributable to the Company's formerly owned Commercial and Industrial Lighting business, totaling $356.6 million and $177.1 million were included in total assets held for sale, and noncurrent portion respectively as of December 31, 2021 on the Company's Consolidated Balance Sheets. See Note 2, Discontinued Operations, for further information on the Company's sale of the C&I Lighting business.

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total Net sales, shipments from foreign operations directly to third parties were 8% in 2022, 9% in 2021 and 9% in 2020, with the UK and Canadian operations representing approximately 32%, and 31% respectively, of 2022 total international Net sales.

86	HUBBELL INCORPORATED - Form 10-K

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 12% of the consolidated total in 2022, 11% in 2021 and 11% in 2020, with the UK, Spain, and Canada operations representing approximately 26%, 17%, and 16%, respectively, of the 2022 international total. Export sales from United States operations were $253.0 million in 2022, $227.0 million in 2021 and $233.8 million in 2020.

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

As of December 31, 2022, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties in 2022 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2020	$72.7
Provision	8.8
Expenditures/other	(15.4)
BALANCE AT DECEMBER 31, 2021	$66.1
Provision	12.7
Expenditures/other	(32.6)
BALANCE AT DECEMBER 31, 2022(a)	$46.2
(a) Refer to Note 10 – Other Accrued Liabilities and Note 11 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED - Form 10-K	87

NOTE 23    Restructuring Costs

During 2022, we incurred costs for restructuring actions initiated in 2022 as well as costs relating to restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total
Restructuring costs
Cost of goods sold	$4.5	$5.4	$9.9	$1.3	$1.1	$2.4	$9.2	$7.1	$16.3
S&A expense	(0.5)	0.9	0.4	1.1	0.4	1.5	1.2	2.9	4.1
Total restructuring costs	$4.0	$6.3	$10.3	$2.4	$1.5	$3.9	$10.4	$10.0	$20.4

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/22	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/22
2022 Restructuring Actions
Severance	$—	$6.9	$(1.3)	$5.6
Asset write-downs	—	0.8	(0.8)	—
Facility closure and other costs	—	3.5	(3.2)	0.3
Total 2022 Restructuring Actions	$—	$11.2	$(5.3)	$5.9
2021 and Prior Restructuring Actions
Severance	$4.1	$(0.4)	$(1.8)	$1.9
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	(0.5)	0.5	0.1
Total 2021 and Prior Restructuring Actions	$4.2	$(0.9)	$(1.3)	$2.0
Total Restructuring Actions	$4.2	$10.3	$(6.6)	$7.9

The actual and expected pre-tax costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2020	Costs incurred in 2021	Costs incurred in 2022	Remaining costs at 12/31/22
2022 Restructuring Actions
Utility Solutions	$5.0	$—	$—	$4.7	$0.3
Electrical Solutions	10.2	—	—	6.5	3.7
Total 2022 Restructuring Actions	$15.2	$—	$—	$11.2	$4.0
2021 Restructuring Actions
Utility Solutions	$3.7	$—	$1.8	$(0.7)	$2.6
Electrical Solutions	0.4	—	0.6	(0.2)	—
Total 2021 Restructuring Actions	$4.1	$—	$2.4	$(0.9)	$2.6
2020 and Prior Restructuring Actions
Utility Solutions	$11.0	$10.4	$0.6	$—	$—
Electrical Solutions	10.9	10.0	0.9	—	—
Total 2020 and Prior Restructuring Actions	$21.9	$20.4	$1.5	$—	$—
Total Restructuring Actions	$41.2	$20.4	$3.9	$10.3	$6.6

88	HUBBELL INCORPORATED - Form 10-K

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

Rent expense for operating leases in the Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 were $35.7 million, $34.1 million, and $35.5 million, respectively. Cash paid for operating leases for the year ended December 31, 2022 and December 31, 2021 were $36.3 million and $36.7 million reported as cash outflows from operating activities in the Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations for the year ended December 31, 2022 and December 31, 2021 were $58.9 million and $17.8 million, respectively, which includes $7.4 million related to acquisitions in 2022.

Amounts recognized for operating leases in the Consolidated Balance Sheets is as follows (in millions):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$108.0	$81.3
TOTAL ASSETS	$108.0	$81.3

Other accrued liabilities	$30.5	$27.1
Other non-current liabilities	84.9	58.3
TOTAL LIABILITIES	$115.4	$85.4

The weighted average remaining lease term as of December 31, 2022 and December 31, 2021 for operating leases were 5.5 and 4 years, respectively. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.2% as of December 31, 2022 and 2.7% as of December 31, 2021.

Future maturities of our operating lease liabilities as of December 31, 2022 are as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	33.8	23.9	17.7	14.3	12.3	24.5	126.5	(11.1)	$115.4
Future maturities of our operating lease liabilities as of December 31, 2021 are as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	29.0	22.9	13.6	8.8	6.4	9.2	89.9	(4.5)	$85.4

HUBBELL INCORPORATED - Form 10-K	89

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

During the year ended December 31, 2022, the Company acquired PCX Holdings LLC, Ripley Tools, LLC and Nooks Hill Road, LLC, and REF Automation Limited and REF Alabama Inc. for an aggregate of $177.1 million. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. These entities accounted for 2% of the Company's total assets excluding intangibles and goodwill as of December 31, 2022 and less than 1% of the Company's net sales for the year then ended December 31, 2022.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022 are included in Item 8 of this Annual Report on Form 10-K.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

ITEM 9C    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

HUBBELL INCORPORATED - Form 10-K	90

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	1,016	(c)(d)	$144.66	(e)	1,489	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	53	(c)(f)	—		127	(c)
TOTAL	1,069		$144.66		1,616
(a)The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.
(b)The Company’s Deferred Compensation Plan for Directors as amended and restated. For a description of the material features of the plan, the information is incorporated by reference to the subheading “Deferred Compensation Plan” of the definitive proxy statement for the Company’s 2023 annual meeting of shareholders.
(c)Hubbell Common Stock.
(d)Includes approximately 150,000 performance share awards assuming a maximum payout target. The maximum payout target may not be achieved for all of these awards.
(e)Weighted average exercise price excludes performance share awards included in column A.
(f)Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s 2023 annual meeting of shareholders.

(1)Certain of the information required by this item regarding executive officers is included under the subheading “Information about our Executive Officers” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2023 annual meeting of shareholders.
(2)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2023 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	91

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2023 annual meeting of shareholders.
(4)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2023 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	92

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
		S-4	333-90754	4a	6/18/2002
4.2	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.(successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.3	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.4	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.5	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.6	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.7	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.8	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018

HUBBELL INCORPORATED - Form 10-K	93

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.9	Sixth Supplemental Indenture, dated as of March 12, 2021, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	3/12/2021
4.10	Form of 2.300% Senior Notes due 2031.	8-K	001-02958	4.2	3/12/2021
4.11	Description of Registered Securities	10-K	001-02958	4.1	2/14/2020
10.1†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.2†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	S-8POS	333-206898	4.4	12/24/2015
10.3†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.3(a)†	Amendment 1, dated December 4, 2019, to Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.4(a)	2/14/2020
10.4†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.4(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.4(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.4(c)†	Third Amendment, dated December 4, 2019, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(c)	2/14/2020
10.5†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.5(a)†	First Amendment, dated December 4, 2019, to Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10.6(a)	2/14/2020
10.6†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 4, 2019	10-K	001-02958	10.7	2/14/2020
10.7†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-Q	001-02958	10.8	7/19/2013
10.8†	Form of 2020-2022 Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.9†	Form of 2021-2023 Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.10†	Form of 2022-2024 Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.11†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (cliff)					*
10.12†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (incremental)					*
10.13†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.14†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.14(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.14(b)†	Second Amendment, dated December 4, 2019, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.12(b)	2/14/2020

HUBBELL INCORPORATED - Form 10-K	94

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.14(c)†	Third Amendment, dated February 10, 2021, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015.	10-Q	001-02958	10.2	4/28/2021
10.15†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, as amended and restated effective December 4, 2019.	10-K	001-02958	10.14	2/14/2020
10.16†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.17†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.18†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.19†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Gerben W. Bakker	8-K	001-02958	10.1	12/30/2022
10.20†	Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Allan J. Connolly	8-K	001-02958	10.2	12/30/2022
10.21†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Katherine A. Lane	8-K	001-02958	10.3	12/30/2022
10.22†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.4	12/30/2022
10.23	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.24	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101	The following materials from Hubbell Incorporated's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.					*
104	The cover page of this Annual Report on Form 10-K for the year end December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

HUBBELL INCORPORATED - Form 10-K	95

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.
*	Filed herewith.
**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	96

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JONATHAN M. DEL NERO	By	/s/ WILLIAM R. SPERRY
	Jonathan M. Del Nero		William R. Sperry
	Vice President, Controller		Executive Vice President and
Chief Financial Officer
Date:	February 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ G. W. BAKKER G. W. Bakker	Chairman of the Board, President and Chief Executive Officer	2/9/2023
By	/s/ W. R. SPERRY W. R. Sperry	Executive Vice President and Chief Financial Officer	2/9/2023
By	/s/ J. M. DEL NERO J. M. Del Nero	Vice President, Controller (Principal Accounting Officer)	2/9/2023
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/9/2023
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/9/2023
By	/s/ R. A. HERNANDEZ R. A. Hernandez	Director	2/9/2023
By	/s/ N. J. KEATING N. J. Keating	Director	2/9/2023
By	/s/ B. C. LIND B. C. Lind	Director	2/9/2023
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/9/2023
By	/s/ J. M. POLLINO J. M. Pollino	Director	2/9/2023
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/9/2023

(1)As of February 9, 2023.

HUBBELL INCORPORATED - Form 10-K	97

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2020, 2021 and 2022

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2020(a)	$8.0	$4.0	$(1.4)	$10.6
Year 2021	$10.6	$2.0	$(2.0)	$10.6
Year 2022	$10.6	$7.2	$(3.5)	$14.3
Allowance for credit memos, returns and cash discounts:
Year 2020	$33.5	$267.9	$(269.5)	$31.9
Year 2021	$31.9	$296.5	$(293.7)	$34.7
Year 2022	$34.7	$365.1	$(355.7)	$44.1
Valuation allowance on deferred tax assets:
Year 2020	$25.9	$3.6	$—	$29.5
Year 2021	$29.5	$3.1	$—	$32.6
Year 2022	$32.6	$(0.4)	$—	$32.2
 (a) The cumulative effect of the adoption of ASC 326 resulted in a $1.2 million increase to the opening balance.

HUBBELL INCORPORATED - Form 10-K	98