Form 10-Q
period 2023-06-30
HUBBELL INC
filed 2023-07-26
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of July 19, 2023 was 53,631,016.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,365.9	$1,256.0	$2,651.3	$2,412.1
Cost of goods sold	869.7	872.8	1,706.8	1,705.8
Gross profit	496.2	383.2	944.5	706.3
Selling & administrative expenses	208.4	192.6	407.9	372.8
Operating income	287.8	190.6	536.6	333.5
Interest expense, net	(9.2)	(12.7)	(18.9)	(25.8)
Pension charge (Note 13)	—	(4.4)	—	(4.4)
Other (expense) income, net	(4.8)	2.5	(8.9)	6.1
Total other expense	(14.0)	(14.6)	(27.8)	(24.1)
Income from continuing operations before income taxes	273.8	176.0	508.8	309.4
Provision for income taxes	65.6	38.9	117.2	68.5
Net income from continuing operations	208.2	137.1	391.6	240.9
Less: Net income from continuing operations attributable to noncontrolling interest	(1.4)	(1.5)	(2.9)	(2.8)
Net income from continuing operations attributable to Hubbell Incorporated	206.8	135.6	388.7	238.1
(Loss) Income from discontinued operations, net of tax (Note 2)	—	(13.6)	—	64.1
Net Income attributable to Hubbell Incorporated	$206.8	$122.0	$388.7	$302.2

Earnings per share:
Basic earnings per share from continuing operations	$3.85	$2.52	$7.24	$4.41
Basic earnings per share from discontinued operations	—	(0.25)	—	1.19
Basic earnings per share	$3.85	$2.27	$7.24	$5.60

Diluted earnings per share from continuing operations	$3.82	$2.51	$7.19	$4.39
Diluted earnings per share from discontinued operations	—	(0.25)	—	1.18
Diluted earnings per share	$3.82	$2.26	$7.19	$5.57

Cash dividends per common share	$1.12	$1.05	$2.24	$2.10
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,
(in millions)	2023	2022
Net income	$208.2	$123.5
Other comprehensive income (loss):
Currency translation adjustments:
Foreign currency translation adjustments	5.4	(29.7)
Reclassification of currency translation losses included in net income	—	—
Defined benefit pension and post-retirement plans, net of taxes of $(0.6) and $(1.3)	2.0	3.4
Unrealized gain (loss) on investments, net of taxes of $0.1 and $0.0	(0.3)	—
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.2 and $(0.2)	(0.6)	0.5
Other comprehensive income (loss)	6.5	(25.8)
Comprehensive income	214.7	97.7
Less: Comprehensive income attributable to noncontrolling interest	1.4	1.5
Comprehensive income attributable to Hubbell Incorporated	$213.3	$96.2
See notes to unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(in millions)	2023	2022
Net income	$391.6	$305.0
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	13.3	(25.1)
Reclassification of currency translation losses included in net income	—	0.5
Defined benefit pension and post-retirement plans, net of taxes of $(1.8) and $(1.8)	3.4	5.5
Unrealized gain (loss) on investments, net of taxes of $0.0 and $0.4	—	(1.2)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.3 and $0.0	(0.9)	(0.1)
Other comprehensive income (loss)	15.8	(20.4)
Comprehensive income	407.4	284.6
Less: Comprehensive income attributable to noncontrolling interest	2.9	2.8
Comprehensive income attributable to Hubbell Incorporated	$404.5	$281.8
enotes to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$492.6	$440.5
Short-term investments	16.2	14.3
Accounts receivable (net of allowances of $13.6 and $14.3)	811.2	741.6
Inventories, net	794.1	740.7
Other current assets	91.7	84.3
Total Current Assets	2,205.8	2,021.4
Property, Plant, and Equipment, net	557.5	528.0
Other Assets
Investments	69.6	65.9
Goodwill	1,998.8	1,970.5
Other intangible assets, net	664.4	669.9
Other long-term assets	144.8	146.9
TOTAL ASSETS	$5,640.9	$5,402.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$1.8	$4.7
Accounts payable	554.8	529.9
Accrued salaries, wages and employee benefits	117.2	144.2
Accrued insurance	78.9	75.6
Other accrued liabilities	317.1	334.1
Total Current Liabilities	1,069.8	1,088.5
Long-Term Debt	1,439.1	1,437.9
Other Non-Current Liabilities	500.9	505.6
TOTAL LIABILITIES	3,009.8	3,032.0
Hubbell Incorporated Shareholders’ Equity	2,620.7	2,360.9
Noncontrolling interest	10.4	9.7
TOTAL EQUITY	2,631.1	2,370.6
TOTAL LIABILITIES AND EQUITY	$5,640.9	$5,402.6
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$391.6	$240.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	69.4
Deferred income taxes	(5.2)	(38.4)
Stock-based compensation	16.1	16.7
Provision for bad debt expense	0.1	4.4
Pension charge	—	4.4
Loss on sale of assets	0.6	1.2
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(60.4)	(107.4)
Increase in inventories, net	(45.2)	(61.0)
Increase in accounts payable	26.5	22.0
(Decrease) increase in current liabilities	(50.2)	25.3
Changes in other assets and liabilities, net	(3.3)	(1.9)
Contribution to qualified defined benefit pension plans	—	(2.5)
Other, net	(1.7)	1.1
Net cash provided by operating activities from Continuing Operations	341.4	174.2
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(68.9)	(41.9)
Acquisitions, net of cash acquired	(60.0)	—
Proceeds from disposal of business, net of cash	—	348.6
Purchases of available-for-sale investments	(9.1)	(23.8)
Proceeds from available-for-sale investments	10.4	9.8
Other, net	(0.6)	1.1
Net cash (used in) provided by investing activities from Continuing Operations	(128.2)	293.8
Cash Flows from Financing Activities of Continuing Operations
Payments of short-term debt, net	(2.8)	(3.8)
Payment of dividends	(120.1)	(113.3)
Acquisition of common shares	(20.0)	(150.0)
Other, net	(23.0)	(11.1)
Net cash used in financing activities from Continuing Operations	(165.9)	(278.2)
Cash Flows from Discontinued Operations:
Cash used in operating activities	—	(44.7)
Cash used in investing activities	—	(1.7)
Cash used in discontinued operations	—	(46.4)
Effect of exchange rate changes on cash and cash equivalents	5.1	(6.0)
Increase in cash and cash equivalents	52.4	137.4
Cash and cash equivalents, beginning of year	440.5	286.2
Cash and cash equivalents within assets held for sale, beginning of year	—	0.7
Restricted cash, included in other assets, beginning of year	2.8	2.7
Less: Restricted cash, included in Other Assets	3.1	2.8
Cash and cash equivalents, end of period	$492.6	$424.2
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the "C&I Lighting business") to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The disposal of the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting business's results of operations and the related cash flows have been reclassified to income from discontinued operations in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50: Disclosure of Supplier Finance Program Obligations)", which the Company adopted in the first quarter of 2023, with the exception of the rollforward information, which is effective for the Company in 2024.

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheet, of which, $119.4 million and $91.9 million was outstanding at June 30, 2023 and December 31, 2022, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to then settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheet, of which, $0.0 million and $1.9 million was outstanding at June 30, 2023 and December 31, 2022, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statement of Cash Flows.

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company continues to assess the impact of adopting this standard on its financial statements and the timing of adoption.

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. In addition, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. There was no income or loss from either of the TSA or the supply agreement for the three and six months ended June 30, 2023. Income from the TSA and supply agreement for the three and six months ended June 30, 2022 was $4.8 million and $7.6 million, respectively, and was recorded in Other Income in the Condensed Consolidated Financial Statements. The TSA and short-term supply agreement were effectively completed as of March 31, 2023.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the C&I Lighting business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales	$—	$—	$—	$29.1
Cost of goods sold	—	—	—	27.7
Gross profit	—	—	—	1.4
Selling & administrative expenses	—	4.5	—	15.2
Operating loss	—	(4.5)	—	(13.8)
(Loss) gain on disposal of business	—	(7.7)	—	80.7
Other expense	—	(1.4)	—	(1.1)
(Loss) income from discontinued operations before income taxes	—	(13.6)	—	65.8
Provision for income taxes	—	—	—	1.7
(Loss) income from discontinued operations, net of taxes	$—	$(13.6)	$—	$64.1

(Loss) income from discontinued operations, net of taxes includes pre-tax transaction and separation costs of $4.5 million and $6.7 million for the three and six months ended June 30, 2022, respectively, and a pre-tax gain on the disposal of $80.7 million for the six months ended June 30, 2022. There were no transaction and separation costs or pre-tax gain on disposal in 2023.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Business Acquisitions

Acquisition

In the second quarter of 2023, the Company acquired all of the issued and outstanding membership interests of EI Electronics LLC ("EIG") for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial & industrial markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $29.0 million and goodwill of $21.0 million as a result of this acquisition. The intangible assets of $29.0 million consist primarily of customer relationships, developed technology, a tradename and backlog and will be amortized over a weighted average period of approximately 14 years. All of the goodwill is expected to be deductible for tax purposes.

This business acquisition has been accounted for as a business combination and has resulted in the recognition of goodwill. The goodwill relates to a number of factors implied in the purchase price, including the future earnings and cash flow potential of the business as well as the complementary strategic fit and resulting synergies that such business acquisition brings to the Company’s existing operations.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's acquisition in the second quarter of 2023. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations and financial position. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Tangible assets acquired	$19.0
Intangible assets	29.0
Goodwill	21.0
Net deferred taxes	—
Other liabilities assumed	(9.0)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$60.0

The Condensed Consolidated Financial Statements include the results of operations of the acquired business from its date of acquisition. Pro forma information related to this acquisition has not been included because the impact of net sales and earnings related to the acquisition for the six months ended June 30, 2023 was not material to the Company’s condensed consolidated results of operations.

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents

NOTE 4 Revenue

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

The following table presents disaggregated revenue by business group.

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Net sales
Utility T&D Components	$631.2	$556.5	$1,246.3	$1,048.0
Utility Communications and Controls	199.6	172.0	366.1	332.3
Total Utility Solutions	$830.8	$728.5	$1,612.4	$1,380.3
Electrical Products	$213.0	$234.8	$417.0	$462.5
Connection and Bonding	165.7	156.4	319.6	300.3
Industrial Controls	109.1	76.7	203.0	149.7
Retail and Builder	47.3	59.6	99.3	119.3
Total Electrical Solutions	$535.1	$527.5	$1,038.9	$1,031.8
TOTAL	$1,365.9	$1,256.0	$2,651.3	$2,412.1

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2023	2022	2023	2022
Net sales
United States	$786.6	$689.9	$1,526.9	$1,308.4
International	44.2	38.6	85.5	71.9
Total Utility Solutions	$830.8	$728.5	$1,612.4	$1,380.3
United States	$465.2	$461.4	$904.2	$901.8
International	69.9	66.1	134.7	130.0
Total Electrical Solutions	$535.1	$527.5	$1,038.9	$1,031.8
TOTAL	$1,365.9	$1,256.0	$2,651.3	$2,412.1
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $57.2 million as of June 30, 2023 compared to $45.8 million as of December 31, 2022. The $11.4 million increase in our contract liabilities balance was primarily due to a $39.4 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $28.0 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2023. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2023.

Unsatisfied Performance Obligations

As of June 30, 2023, the Company had approximately $260 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

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

The following table sets forth financial information by reporting segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2023	2022	2023	2022	2023	2022
Three Months Ended June 30,
Utility Solutions	$830.8	$728.5	$199.5	$111.4	24.0%	15.3%
Electrical Solutions	535.1	527.5	88.3	79.2	16.5%	15.0%
TOTAL	$1,365.9	$1,256.0	$287.8	$190.6	21.1%	15.2%
Six Months Ended June 30,
Utility Solutions	$1,612.4	$1,380.3	$377.0	$199.5	23.4%	14.5%
Electrical Solutions	1,038.9	1,031.8	159.6	134.0	15.4%	13.0%
TOTAL	$2,651.3	$2,412.1	$536.6	$333.5	20.2%	13.8%

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Inventories, net

Inventories, net consists of the following (in millions):

	June 30, 2023	December 31, 2022
Raw material	$338.4	$302.8
Work-in-process	175.7	161.7
Finished goods	465.8	463.2
Subtotal	979.9	927.7
Excess of FIFO over LIFO cost basis	(185.8)	(187.0)
TOTAL	$794.1	$740.7
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the six months ended June 30, 2023, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2022	$1,275.9	$694.6	$1,970.5
Prior year acquisitions	1.2	2.1	3.3
Current year acquisitions(1)	21.0	—	21.0
Foreign currency translation	2.6	1.4	4.0
BALANCE AT JUNE 30, 2023	$1,300.7	$698.1	$1,998.8
 (1) Refer to Note 3 - Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	June 30, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$191.0	$(80.1)	$187.9	$(75.7)
Customer relationships, developed technology and other	983.2	(470.3)	955.3	(437.8)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,174.2	$(550.4)	$1,143.2	$(513.5)
Indefinite-lived:
Tradenames and other	40.6	—	40.2	—
TOTAL OTHER INTANGIBLE ASSETS	$1,214.8	$(550.4)	$1,183.4	$(513.5)

Amortization expense associated with definite-lived intangible assets was $18.1 million and $17.4 million during the three months ended June 30, 2023 and 2022, respectively, and $35.9 million and $34.9 million during the six months ended June 30, 2023 and 2022, respectively. Future amortization expense associated with these intangible assets is estimated to be $37.2 million for the remainder of 2023, $69.4 million in 2024, $67.2 million in 2025, $63.5 million in 2026, $57.3 million in 2027, and $51.9 million in 2028. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful lives, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The Company completed its annual goodwill impairment test as of April 1, 2023. For each of the Company's four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

As of April 1, 2023, the impairment testing resulted in implied fair values for each reporting unit that exceeded such reporting unit's carrying value, by at least 47%, including goodwill. The Company did not have any reporting units with zero or negative carrying amounts.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

The Company completed its annual impairment test of indefinite-lived intangible assets as of April 1, 2023. For the 2023 test, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance, by comparing the estimated fair value of the indefinite-lived intangible assets to their carrying values. If the estimated fair value of the indefinite-lived intangible assets exceeds their carrying value, no impairment exists. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2023, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 8 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	June 30, 2023	December 31, 2022
Customer program incentives	$45.2	$87.8
Accrued income taxes	13.1	4.5
Contract liabilities - deferred revenue	57.2	45.8
Customer refund liability	17.5	14.8
Accrued warranties short-term(1)	20.6	20.2
Current operating lease liabilities	30.4	30.5
Other	133.1	130.5
TOTAL	$317.1	$334.1
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding warranties.

NOTE 9 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	June 30, 2023	December 31, 2022
Pensions	$154.9	$155.3
Other post-retirement benefits	14.3	14.3
Deferred tax liabilities	112.9	113.8
Accrued warranties long-term(1)	25.2	26.0
Non-current operating lease liabilities	83.8	84.9
Other	109.8	111.3
TOTAL	$500.9	$505.6
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

NOTE 10 Total Equity

A summary of changes in total equity for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
Net income	—	—	181.9	—	181.9	1.5
Other comprehensive (loss) income	—	—	—	9.3	9.3	—
Stock-based compensation	—	11.7	—	—	11.7	—
Acquisition/surrender of common shares(1)	—	(9.9)	(21.2)	—	(31.1)	—
Cash dividends declared ($1.12 per share)	—	—	(60.0)	—	(60.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.8)
Directors deferred compensation	—	—	—	—	—	—
BALANCE AT MARCH 31, 2023	$0.6	$1.8	$2,806.2	$(335.9)	$2,472.7	$10.4
Net income	—	—	206.8	—	206.8	1.4
Other comprehensive (loss) income	—	—	—	6.5	6.5	—
Stock-based compensation	—	4.4	—	—	4.4	—
Acquisition/surrender of common shares(1)	—	(6.4)	(3.3)	—	(9.7)	—
Cash dividends declared ($1.12 per share)	—	—	(60.2)	—	(60.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.4)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2023	$0.6	$—	$2,949.5	$(329.4)	$2,620.7	$10.4
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	180.2	—	180.2	1.3
Other comprehensive (loss) income	—	—	—	5.4	5.4	—
Stock-based compensation	—	11.1	—	—	11.1	—
Acquisition/surrender of common shares(1)	—	(11.2)	(145.2)	—	(156.4)	—
Cash dividends declared ($1.05 per share)	—	—	(56.9)	—	(56.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.1)
Directors deferred compensation	—	0.1	—	—	0.1	—
BALANCE AT MARCH 31, 2022	$0.6	$—	$2,538.1	$(325.4)	$2,213.3	$11.1
Net income	—	—	122.0	—	122.0	1.5
Other comprehensive (loss) income	—	—	—	(25.8)	(25.8)	—
Stock-based compensation	—	5.6	—	—	5.6	—
Acquisition/surrender of common shares(1)	—	(1.9)	—	—	(1.9)	—
Cash dividends declared ($1.05 per share)	—	—	(56.5)	—	(56.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.6)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2022	$0.6	$3.9	$2,603.6	$(351.2)	$2,256.9	$11.0
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $24.5 million and $145.2 million in the first six months of 2023 and 2022, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 11 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2023 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2022	$0.6	$(0.8)	$(188.6)	$(156.4)	$(345.2)
Other comprehensive income (loss) before reclassifications	(0.4)	—	—	13.3	12.9
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	—	3.4	—	2.9
Current period other comprehensive income (loss)	(0.9)	—	3.4	13.3	15.8
BALANCE AT JUNE 30, 2023	$(0.3)	$(0.8)	$(185.2)	$(143.1)	$(329.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2023	2022	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$—	Net sales
	0.3	0.2	0.7	0.2	Cost of goods sold
	—	—	—	—	Other expense, net
	0.3	0.2	0.7	0.2	Total before tax
	(0.1)	—	(0.2)	—	Tax benefit (expense)
	$0.2	$0.2	$0.5	$0.2	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Actuarial gains (losses) (a)	(2.5)	(2.5)	(5.0)	(5.0)
Settlement losses (a)	—	(5.8)	—	(5.8)
	(2.6)	(8.4)	(5.2)	(11.0)	Total before tax
	0.6	2.1	1.8	2.6	Tax benefit (expense)
	$(2.0)	$(6.3)	$(3.4)	$(8.4)	Gain (loss) net of tax
Reclassification of currency translation gain (loss):
	$—	$—	$—	$(0.5)	Gain (loss) on disposition of business (Note 2)
	—	—	—	—	Tax benefit (expense)
	$—	$—	$—	$(0.5)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(1.8)	$(6.1)	$(2.9)	$(8.7)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$206.8	$135.6	$388.7	$238.1
Less: Earnings allocated to participating securities	(0.5)	(0.4)	(0.9)	(0.6)
Net income from continuing operations available to common shareholders	$206.3	$135.2	$387.8	$237.5

Net (loss) income from discontinued operations attributable to Hubbell Incorporated	$—	$(13.6)	$—	$64.1
Less: Earnings allocated to participating securities	—	—	—	(0.2)
Net (loss) income from discontinued operations available to common shareholders	$—	$(13.6)	$—	$63.9

Net income attributable to Hubbell Incorporated	$206.8	$122.0	$388.7	$302.2
Less: Earnings allocated to participating securities	(0.5)	(0.4)	(0.9)	(0.8)
Net income available to common shareholders	$206.3	$121.6	$387.8	$301.4

Denominator:
Average number of common shares outstanding	53.6	53.6	53.6	53.8
Potential dilutive common shares	0.4	0.3	0.3	0.3
Average number of diluted shares outstanding	54.0	53.9	53.9	54.1

Basic earnings per share:
Basic earnings per share from continuing operations	$3.85	$2.52	$7.24	$4.41
Basic earnings per share from discontinued operations	—	(0.25)	—	1.19
Basic earnings per share	$3.85	$2.27	$7.24	$5.60

Diluted earnings per share:
Diluted earnings per share from continuing operations	$3.82	$2.51	$7.19	$4.39
Diluted earnings per share from discontinued operations	—	(0.25)	—	1.18
Diluted earnings per share	$3.82	$2.26	$7.19	$5.57

The Company did not have any significant anti-dilutive securities outstanding during the three and six months ended June 30, 2023 and 2022.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 13 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and six months ended June 30, 2023 and 2022 (in millions):

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Three Months Ended June 30,
Service cost	$0.1	$0.2	$—	$—
Interest cost	8.8	6.3	0.2	0.1
Expected return on plan assets	(7.0)	(8.2)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.6	2.6	(0.1)	(0.1)
Settlement losses	—	5.8	—	—
NET PERIODIC BENEFIT COST	$4.6	$6.8	$0.1	$—
Six Months Ended June 30,
Service cost	$0.2	$0.4	$—	$—
Interest cost	17.5	12.6	0.4	0.2
Expected return on plan assets	(14.0)	(16.4)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of actuarial losses (gains)	5.2	5.2	(0.2)	(0.2)
Settlement losses	—	5.8	—	—
NET PERIODIC BENEFIT COST	$9.1	$7.8	$0.2	$—

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

Employer Contributions

The Company made no contributions to its qualified domestic defined benefit pension plan and no contributions to its foreign pension plans during the six months ended June 30, 2023. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2023.
HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents

NOTE 14 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2023 and December 31, 2022, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the six months ended June 30, 2023 and 2022 are set forth below (in millions):

	2023	2022
BALANCE AT JANUARY 1, (a)	$46.2	$66.1
Provision	6.5	7.3
Expenditures/payments/other	(6.9)	(7.3)
BALANCE AT June 30, (a)	$45.8	$66.1
(a) Refer to Note 8 – Other Accrued Liabilities and Note 9 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    22

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
At June 30, 2023 our accounts receivable balance was $811.2 million, net of allowances of $13.6 million. During the six months ended June 30, 2023 our allowances decreased approximately $0.7 million.
Investments

At June 30, 2023 and December 31, 2022, the Company had $64.2 million and $61.4 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $65.3 million and $62.6 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022 the unrealized losses attributable to our available-for-sale debt securities were $1.2 million and $1.3 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $58.9 million at June 30, 2023 and $53.7 million at December 31, 2022.

The Company also had trading securities of $21.6 million at June 30, 2023 and $18.8 million at December 31, 2022 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statement of Income.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
June 30, 2023
Money market funds(a)	$272.6	$—	$—	$272.6
Available for sale investments	—	64.2	—	64.2
Trading securities	21.6	—	—	21.6
Deferred compensation plan liabilities	(21.6)	—	—	(21.6)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.1	—	0.1
Forward exchange contracts-(Liabilities)(c)	—	(0.4)	—	(0.4)
TOTAL	$272.6	$63.9	$—	$336.5

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2022
Money market funds(a)	$147.9	$—	$—	$147.9
Time Deposits(a)	—	4.8	—	4.8
Available for sale investments	—	61.4	—	61.4
Trading securities	18.8	—	—	18.8
Deferred compensation plan liabilities	(18.8)	—	—	(18.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.1	—	1.1
TOTAL	$147.9	$67.3	$—	$215.2
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $3.1 million and $1.9 million of trading securities related to these deferred compensation plans during the six months ended June 30, 2023 and 2022, respectively. As a result of participant distributions, the Company sold $2.0 million of these trading securities during the six months ended June 30, 2023 and $2.4 million during the six months ended June 30, 2022. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of June 30, 2023 and December 31, 2022, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,439.1 million and $1,437.9 million, respectively. The estimated fair value of the long-term debt as of June 30, 2023 and December 31, 2022 was $1,326.9 million and $1,306.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 17 Restructuring Costs and Other

In the three and six months ended June 30, 2023, we incurred costs for restructuring actions initiated in 2023 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$0.6	$0.7	$0.1	$(0.2)	$0.7	$0.5
Electrical Solutions	1.2	0.5	(0.1)	0.6	1.1	1.1
Total Pre-Tax Restructuring Costs	$1.8	$1.2	$—	$0.4	$1.8	$1.6

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$1.3	$1.7	$0.2	$0.2	$1.5	$1.9
Electrical Solutions	0.9	0.6	(0.1)	0.7	0.8	1.3
Total Pre-Tax Restructuring Costs	$2.2	$2.3	$0.1	$0.9	$2.3	$3.2
The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/23	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 6/30/2023
2023 Restructuring Actions
Severance	$—	$0.1	$(0.1)	$—
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.1	(0.1)	—
Total 2023 Restructuring Actions	$—	$0.2	$(0.2)	$—
2022 and Prior Restructuring Actions
Severance	$7.5	$0.3	$(2.5)	$5.3
Asset write-downs	—	—	—	—
Facility closure and other costs	0.4	1.8	(1.7)	0.5
Total 2022 and Prior Restructuring Actions	$7.9	$2.1	$(4.2)	$5.8
Total Restructuring Actions	$7.9	$2.3	$(4.4)	$5.8

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2022	Costs incurred in the first six months of 2023	Remaining costs at 6/30/2023
2023 Restructuring Actions
Utility Solutions	$—	$—	$—	$—
Electrical Solutions	0.2	—	0.2	—
Total 2023 Restructuring Actions	$0.2	$—	$0.2	$—
2022 and Prior Restructuring Actions
Utility Solutions	$6.2	$4.0	$1.5	$0.7
Electrical Solutions	10.4	6.3	0.6	3.5
Total 2022 and Prior Restructuring Actions	$16.6	$10.3	$2.1	$4.2
Total Restructuring Actions	$16.8	$10.3	$2.3	$4.2

NOTE 18 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	June 30, 2023	December 31, 2022
Senior notes at 3.35%	2026	$398.2	$397.9
Senior notes at 3.15%	2027	297.8	297.5
Senior notes at 3.50%	2028	446.6	446.2
Senior notes at 2.300%	2031	296.5	296.3
TOTAL LONG-TERM DEBT(a)		$1,439.1	$1,437.9
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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2023. As of June 30, 2023, the 2021 Credit Facility was undrawn.

Short-Term Debt

The Company had $1.8 million and $4.7 million of short-term debt outstanding at June 30, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our Commercial Card Program.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Note 19 Stock-Based Compensation

As of June 30, 2023, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2023, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended June 30, 2023.

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

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 17,000 individuals worldwide as of June 30, 2023.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the six months ended June 30, 2023 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and six month periods ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations – Second Quarter of 2023 compared to the Second Quarter of 2022

Overview

Hubbell delivered a strong quarter of sales growth and margin expansion. Grid modernization and electrification continue to drive demand for our products and solutions. Margin expansion in the quarter was driven primarily by favorable price realization and modestly lower material costs. Improvements in productivity were more than offset by non-material cost inflation and investments in our business.

Utility Solutions segment sales growth was strong in the quarter, driven by price realization, improved availability of semiconductors and strong backlog. In the Electrical Solutions segment, commercial markets remained modest driven by customer inventory management and residential markets showed continued softness, partially offset by broad-based strength across industrial end markets and strong growth in renewables and datacenters.

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended June 30,
	2023	% of Net sales	2022	% of Net sales
Net sales	$1,365.9		$1,256.0
Cost of goods sold	869.7	63.7%	872.8	69.5%
Gross profit	496.2	36.3%	383.2	30.5%
Selling & administrative ("S&A") expense	208.4	15.2%	192.6	15.3%
Operating income	287.8	21.1%	190.6	15.2%
Net income from continuing operations	208.2	15.2%	137.1	10.9%
Less: Net income from continuing operations attributable to non-controlling interest	(1.4)	(0.1)%	(1.5)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	206.8	15.1%	135.6	10.8%
Income from discontinued operations, net of tax	—		(13.6)
Net income attributable to Hubbell incorporated	206.8		122.0
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Net income available to common shareholders	$206.3		$121.6
Average number of diluted shares outstanding	54.0		53.9
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$3.82		$2.51
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$(0.25)
HUBBELL INCORPORATED-Form 10-Q    31

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

Adjusted operating measurers also exclude a pension settlement charge of $4.4 million recognized during the second quarter of 2022.

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

Back to Contents

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended June 30,
	2023	% of Net sales	2022	% of Net sales
Operating income (GAAP measure)	$287.8	21.1%	$190.6	15.2%
Amortization of acquisition-related intangible assets	18.1	1.3%	17.4	1.4%
Adjusted operating income (non-GAAP measure)	$305.9	22.4%	$208.0	16.6%

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended June 30,
	2023	Diluted Per Share	2022	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$206.8	$3.83	$135.6	$2.52
Amortization of acquisition-related intangible assets	18.1	0.34	17.4	0.32
Pension charge	—	—	4.4	0.08
Subtotal	$224.9	$4.17	$157.4	$2.92
Income tax effects(1)	4.5	0.09	5.4	0.10
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$220.4	$4.08	$152.0	$2.82
Less: Earnings allocated to participating securities	(0.5)	(0.01)	(0.4)	(0.01)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$219.9	$4.07	$151.6	$2.81
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$109.9	8.7	$201.7	19.1
Impact of acquisitions	38.1	3.0	—	—
Impact of divestitures	—	—	(1.3)	(0.1)
Foreign currency exchange	(1.1)	(0.1)	(3.2)	(0.4)
Organic net sales growth (non-GAAP measure)	$72.9	5.8	$206.2	19.6
HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Net Sales

Net sales of $1,365.9 million in the second quarter of 2023 increased by $109.9 million compared to the second quarter of 2022. Organic net sales increased by 5.8% which was composed of a high single digit percentage increase in price realization partially offset by a low single digit percentage decrease in volumes. Acquisitions contributed 3.0% to sales growth. The primary drivers of these changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 580 basis points to 63.7% in the second quarter of 2023, as compared to 69.5% in the second quarter of 2022, resulting in a related 580 basis point increase in second quarter 2023 Gross profit margin to 36.3% as compared to 30.5% in the second quarter of 2022. The increase in the Gross profit margin primarily reflects approximately ten percentage points of margin expansion driven by favorable price realization, improved operational productivity and modestly lower material costs. Operational productivity was driven by improving supply chain conditions and reduced rates of absenteeism as compared to the prior year period. Those increases were offset by approximately four percentage points of margin headwind driven by continued non-material cost inflation, lower unit volumes, as well as increased investments in capacity, innovation and productivity.

Selling & Administrative Expenses

S&A expense in the second quarter of 2023 was $208.4 million and increased by $15.8 million compared to the prior year period. Approximately two thirds of this increase was driven by labor and other cost inflation, while the remainder of the increase was primarily driven by added S&A costs from acquisitions and increased investments in the business. S&A expense as a percentage of Net sales was 15.2% in the second quarter of 2023, compared to 15.3% in the second quarter of 2022.

Total Other Expense

Total other expense decreased by $0.6 million in the second quarter of 2023 to $14.0 million, primarily due to a $4.4 million pension charge recorded in the second quarter of 2022 that did not recur in 2023, lower net interest expense in the second quarter of 2023 compared to the same period of the prior year, and favorable foreign exchange. Those were partially offset by a reduction of $4.8 million of income related to the C&I Lighting business disposition in 2022 that did not recur in 2023 and higher non-service pension cost recognized in the second quarter of 2023 as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the second quarter of 2023 increased to 24.0% as compared to 22.1% in the second quarter of 2022, primarily due to increased income in higher taxed jurisdictions partially offset by a higher stock based compensation tax benefit.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $206.8 million in the second quarter of 2023 and increased 52.5% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share from continuing operations in the second quarter of 2023 increased 52.2% as compared to the second quarter of 2022. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, and a $4.4 million pension settlement charge recognized in the second quarter of 2022, was $219.9 million in the second quarter of 2023 and increased by 45.0% as compared to the second quarter of 2022.

Loss From Discontinued Operations, Net of Tax

Loss from discontinued operations, was $13.6 million net of tax in the second quarter of 2022 and included $4.5 million of pre-tax transaction and separation costs. There was no income or loss from discontinued operations in the second quarter of 2023.
HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Three Months Ended June 30,
(In millions)	2023	2022
Net sales	$830.8	$728.5
Operating income (GAAP measure)	199.5	111.4
Amortization of acquisition-related intangible assets	13.6	13.9
Adjusted operating income	$213.1	$125.3
Operating margin (GAAP measure)	24.0%	15.3%
Adjusted operating margin	25.6%	17.2%

The following table reconciles our Utility Solutions Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
Utility Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$102.3	14.0	$139.7	23.7
Impact of acquisitions	9.7	1.3	—	—
Impact of divestitures	—	—	(1.3)	(0.3)
Foreign currency exchange	(0.7)	(0.1)	0.5	0.1
Organic net sales growth (non-GAAP measure)	$93.3	12.8	$140.5	23.9

Net sales in the Utility Solutions segment in the second quarter of 2023 were $830.8 million, an increase of $102.3 million, or 14.0%, as compared to the second quarter of 2022. This increase was due to a 12.8% increase in organic net sales in the second quarter of 2023 as compared to the same prior year period, driven by a low double digit percentage increase in price realization and low single digit percentage increase in unit volumes. Net sales increased by 1.3% due to acquisitions. Volume increases were primarily driven by growth in Communications and Controls due to improved availability of semiconductors. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment for the second quarter of 2023 was $199.5 million, an increase of 79.1% compared to the second quarter of 2022. Operating margin increased to 24.0% in the second quarter of 2023, as compared to 15.3% in the same period of 2022. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 25.6% in the second quarter of 2022 compared to 17.2% in the prior year period. The increase in operating margin was primarily driven by approximately 12 percentage points of margin expansion from favorable price realization, improved operational productivity, lower material costs, increased volumes and favorable product mix. Those increases were partially offset by four percentage points of margin headwind due to increases in non-material cost inflation and investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

ELECTRICAL SOLUTIONS

	Three Months Ended June 30,
(In millions)	2023	2022
Net sales	$535.1	$527.5
Operating income (GAAP measure)	88.3	79.2
Amortization of acquisition-related intangible assets	4.5	3.5
Adjusted operating income	$92.8	$82.7
Operating margin (GAAP measure)	16.5%	15.0%
Adjusted operating margin	17.3%	15.7%

The following table reconciles our Electrical Solutions Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended June 30,
Electrical Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$7.6	1.4	$62.0	13.3
Impact of acquisitions	28.4	5.4	—	—
Impact of divestitures	—	—	—	—
Foreign currency exchange	(0.4)	(0.1)	(3.7)	(0.8)
Organic net sales (decline) growth (non-GAAP measure)	$(20.4)	(3.9)	$65.7	14.1

Net sales in the Electrical Solutions segment in the second quarter of 2023 were $535.1 million and increased by $7.6 million, or 1.4%, as compared to the second quarter of 2022. Net sales increased 5.4% due to acquisitions and was partially offset by a 3.9% decrease in organic net sales in the second quarter of 2023 as compared to the same prior year period, driven by a high single digit percentage decrease in unit volume partially offset by a mid single digit percentage increase in price realization. Markets for the Electrical Solutions segment were mixed, with weakness in residential and customer inventory management in commercial markets driving the decline in unit volume. Industrial end markets were solid and renewables and datacenter verticals were also notably strong in the quarter. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the second quarter of 2023 was $88.3 million and increased approximately 11.5% compared to the second quarter of 2022, while operating margin in the second quarter of 2023 increased by 150 basis points to 16.5%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 160 basis points to 17.3%, as compared to the same prior year period. The increase in the adjusted operating margin in the second quarter of 2023 is primarily due to approximately nine percentage points of margin expansion from favorable price realization, lower material and freight costs and improved operational productivity. Those increases were partially offset by approximately seven percentage points of margin headwind driven by lower volumes, increases in non-material cost inflation, investments in capacity, innovation and productivity, and our SKU optimization efforts.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Results of Operations – Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Six Months Ended June 30,
	2023	% of Net sales	2022	% of Net sales
Net sales	$2,651.3		$2,412.1
Cost of goods sold	1,706.8	64.4%	1,705.8	70.7%
Gross profit	944.5	35.6%	706.3	29.3%
Selling & administrative ("S&A") expense	407.9	15.4%	372.8	15.5%
Operating income	536.6	20.2%	333.5	13.8%
Net income from continuing operations	391.6	14.8%	240.9	10.0%
Less: Net income from continuing operations attributable to non-controlling interest	(2.9)	(0.1)%	(2.8)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	388.7	14.7%	238.1	9.9%
Income from discontinued operations, net of tax	—		64.1
Net income attributable to Hubbell incorporated	388.7		302.2
Less: Earnings allocated to participating securities	(0.9)		(0.8)
Net income available to common shareholders	$387.8		$301.4
Average number of diluted shares outstanding	53.9		54.1
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$7.19		$4.39
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$1.18

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Six Months Ended June 30,
	2023	% of Net sales	2022	% of Net sales
Operating income (GAAP measure)	$536.6	20.2%	$333.5	13.8%
Amortization of acquisition-related intangible assets	35.9	1.4%	34.9	1.5%
Adjusted operating income (non-GAAP measure)	$572.5	21.6%	$368.4	15.3%

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Six Months Ended June 30,
	2023	Diluted Per Share	2022	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$388.7	$7.21	$238.1	$4.40
Amortization of acquisition-related intangible assets	35.9	0.67	34.9	0.64
Pension charge	—	—	4.4	0.08
Subtotal	$424.6	$7.88	$277.4	$5.12
Income tax effects(1)	8.9	0.17	9.8	0.18
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$415.7	$7.71	$267.6	$4.94
Less: Earnings allocated to participating securities	(1.0)	(0.02)	(0.7)	(0.01)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$414.7	$7.69	$266.9	$4.93
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$239.2	9.9	$401.5	20.0
Impact of acquisitions	58.8	2.4	—	—
Impact of divestitures	—	—	(4.0)	(0.2)
Foreign currency exchange	(5.8)	(0.2)	(3.5)	(0.1)
Organic net sales growth (non-GAAP measure)	$186.2	7.7	$409.0	20.3

Net Sales

Net sales of $2,651.3 million in the first six months of 2023 increased by $239.2 million compared to the same period of 2022. Organic net sales increased by 7.7% which was composed of a high single digit percentage increase in price realization partially offset by a low single digit percentage decrease in volumes. Acquisitions contributed 2.4% to sales growth, partially offset by 0.2% of headwind from foreign exchange. The primary drivers of these changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 630 basis points to 64.4% in the first six months of 2023, as compared to 70.7% in the first six months of 2022, resulting in a related 630 basis point increase in Gross profit margin in the first six months of 2023 to 35.6% as compared to 29.3% in the first six months of 2022. The increase in the Gross profit margin primarily reflects approximately ten percentage points of margin expansion driven by favorable price realization, improved operational productivity and modestly lower material costs. Operational productivity was driven by improving supply chain conditions and reduced rates of absenteeism as compared to the prior year period. Those increases were offset by approximately three percentage points of margin headwind driven by continued non-material cost inflation as well as increased investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Selling & Administrative Expenses

S&A expense in the first six months of 2023 was $407.9 million and increased by $35.1 million compared to the prior year period. Approximately half of this increase was driven by labor and other cost inflation, while the remainder of the increase was primarily driven by added S&A costs from acquisitions, higher travel and entertainment costs, as well as increased investments in the business. S&A expense in the first six months of 2023 as a percentage of Net sales decreased to 15.4% by 10 basis points from 15.5% in the first six months of 2022.

Total Other Expense

Total other expense increased by $3.7 million in the first six months of 2023 to $27.8 million, primarily due to a reduction of $7.6 million of income related to the C&I Lighting business disposition in 2022 that did not recur in 2023 and higher non-service pension cost recognized in the first six months of 2023 as compared to the same period of the prior year. Those items were partially offset by a pension settlement charge of $4.4 million recorded in the second quarter of 2022 that did not recur in 2023, and lower net interest expense recorded in the first six months of 2023 compared to the same period of 2022.

Income Taxes

The effective tax rate in the first six months of 2023 increased to 23.0% as compared to 22.2% in the first six months of 2022, primarily due to increased income in higher taxed jurisdictions, partially offset by a higher stock based compensation tax benefit.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $388.7 million in the first six months of 2023 and increased 63.3% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share from continuing operations in the first six months of 2023 increased 63.8% as compared to the first six months of 2022. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, and a $4.4 million pension settlement charge recognized in the second quarter of 2023, was $414.7 million in first six months of 2023 and increased by 55.3% as compared to the same period of 2022.

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, was $64.1 million net of tax in the first six months of 2022 and included a pre-tax gain on disposal of $80.7 million, partially offset by $6.7 million of pre-tax transaction and separation costs. There was no income or loss from discontinued operations in 2023.
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Six Months Ended June 30,
(In millions)	2023	2022
Net sales	$1,612.4	$1,380.3
Operating income (GAAP measure)	377.0	199.5
Amortization of acquisition-related intangible assets	26.9	27.9
Adjusted operating income	$403.9	$227.4
Operating margin (GAAP measure)	23.4%	14.5%
Adjusted operating margin	25.0%	16.5%

The following table reconciles our Utility Solutions Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
Utility Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$232.1	16.8	$259.3	23.1
Impact of acquisitions	15.3	1.1	—	—
Impact of divestitures	—	—	(4.0)	(0.4)
Foreign currency exchange	(2.4)	(0.2)	1.0	0.1
Organic net sales growth (non-GAAP measure)	$219.2	15.9	$262.3	23.4

Net sales in the Utility Solutions segment in the first six months of 2023 were $1.6 billion, an increase of $232.1 million, or 16.8%, as compared to the first six months of 2022. This increase was due to a 15.9% increase in Organic net sales in the first six months of 2023 as compared to the same prior year period, driven by a low double digit percentage increase in price realization and mid single digit percentage increase in unit volumes. Net sales increased by 1.1% due to acquisitions, and decreased 0.2% due to foreign exchange. Volume increases were primarily driven by strong demand in Utility T&D Components as utility customers continued to actively invest to upgrade aging infrastructure and modernize the grid and growth in Communications and Controls due to improved availability of semiconductors. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment for the first six months of 2023 was $377.0 million, an increase of 89.0% compared to the first six months of 2022. Operating margin increased to 23.4% as compared to 14.5% in the same period of 2022. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 25.0% in the first six months of 2023 compared to 16.5% in the prior year period. The increase in operating margin was primarily driven by approximately 12 percentage points of margin expansion from favorable price realization, increased volumes, improved operational productivity and lower material costs. Those increases were partially offset by three percentage points of margin headwind due to increases in non-material cost inflation and investments in capacity, innovation and productivity.
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

ELECTRICAL SOLUTIONS

	Six Months Ended June 30,
(In millions)	2023	2022
Net sales	$1,038.9	$1,031.8
Operating income (GAAP measure)	159.6	134.0
Amortization of acquisition-related intangible assets	9.0	7.0
Adjusted operating income	$168.6	$141.0
Operating margin (GAAP measure)	15.4%	13.0%
Adjusted operating margin	16.2%	13.7%

The following table reconciles our Electrical Solutions Organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Six Months Ended June 30,
Electrical Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$7.1	0.7	$142.2	16.0
Impact of acquisitions	43.5	4.2	—	—
Impact of divestitures	—	—	—	—
Foreign currency exchange	(3.4)	(0.3)	(4.5)	(0.5)
Organic net sales (decline) growth (non-GAAP measure)	$(33.0)	(3.2)	$146.7	16.5

Net sales in the Electrical Solutions segment in the first six months of 2023 were $1.0 billion and increased by $7.1 million, or 0.7%, as compared to the first six months of 2022. The increase was due to a 4.2% increase in sales due to acquisitions, partially offset by a 3.2% decrease in Organic net sales in the first six months of 2023 as compared to the same prior year period, driven by a high single digit percentage decrease in unit volume partially offset by a mid single digit percentage increase in price realization. Net sales decreased by 0.3% due to foreign exchange. Markets for the Electrical Solutions segment were mixed, with weakness in residential and customer inventory management in commercial markets driving the decline in unit volume. Industrial end markets were solid and renewables and datacenter verticals were also notably strong in the first six months of 2023. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the first six months of 2023 was $159.6 million and increased approximately 19.1% compared to the first six months of 2022, while operating margin in the first six months of 2023 increased by 240 basis points to 15.4%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 250 basis points to 16.2%, as compared to the same prior year period. The increase in the adjusted operating margin in the first six months of 2023 is primarily due to approximately nine percentage points of margin expansion from favorable price realization, lower material and freight costs and improved operational productivity. Those increases were partially offset by approximately six percentage points of margin headwind driven by lower volumes, increases in non-material cost inflation and investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Six months ended June 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities from continuing operations	$341.4	$174.2
Investing activities from continuing operations	(128.2)	293.8
Financing activities from continuing operations	(165.9)	(278.2)
Cash from discontinued operations	—	(46.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.1	(6.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$52.4	$137.4

Cash provided by operating activities from continuing operations for the six months ended June 30, 2023 was $341.4 million compared to cash provided by operating activities from continuing operations of $174.2 million for the same period in 2022. The increase was primarily due to higher net income during the first six months of 2023 compared to the same period in 2022.

Cash used by investing activities from continuing operations was $128.2 million in the six months ended June 30, 2023 compared to cash provided of $293.8 million during the comparable period in 2022. This change was driven by $348.6 million in net proceeds from the disposal of the C&I Lighting business in 2022, partially offset by the $60.0 million acquisition of EIG and a $27.0 million increase in capital expenditures in the first six months of 2023, as we increased capital investments to expand capacity, optimize footprint, implement automation and productivity initiatives.

Cash used in financing activities from continuing operations was $165.9 million in the six months ended June 30, 2023 as compared to cash used of $278.2 million in the comparable period of 2022. This change primarily reflects a decrease of $130.0 million from the Company's share repurchases in the first six months of 2023 compared to the same prior year period.

We had no cash from discontinued operations in the six months ended June 30, 2023 as compared to cash used in discontinued operations of $46.4 million in the comparable period of 2022.

The favorable impact of foreign currency exchange rates on cash was $5.1 million for the six months ended June 30, 2023 and is primarily related to strengthening of the Mexican Peso, British Pound, and Canadian Dollar versus the U.S. Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, to invest in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

In May 2023, the Company acquired all of the issued and outstanding membership interests of EIG for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial and industrial markets. This business is reported in the Utility Solutions segment.

During the first six months of 2023, we invested $68.9 million in capital expenditures, an increase of $27.0 million from the comparable period of 2022 as we continue to invest in capacity expansion, footprint optimization, and automation and productivity initiatives.

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

The table below presents the restructuring and related costs incurred in the first six months of 2023, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of June 30, 2023 and in prior years (in millions):

	Costs incurred in the six months ended June 30, 2023	Additional expected costs	Expected completion date
2023 Restructuring Actions	$0.2	$—
2022 and Prior Restructuring Actions	2.1	4.2	2024
Total Restructuring cost (GAAP measure)	$2.3	$4.2
Restructuring-related costs	3.8	0.6
Restructuring and related costs (Non-GAAP)	$6.1	$4.8

Stock Repurchase Program

On October 23, 2020, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2023 (the "October 2020 program"). In the first six months of 2023, the Company repurchased $20.0 million of shares of common stock authorized under the October 2020 program. At June 30, 2023, our remaining share repurchase authorization under the October 2020 program is $86.7 million. On October 21, 2022 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $300 million of common stock and expires in October 2025. There have been no repurchases under the October 2022 program. When combined with the $86.7 million of remaining share repurchase authorization under the October 2020 program, we have a total share repurchase authorization of approximately $386.7 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At June 30, 2023 and December 31, 2022, the Company had $1,439.1 million and $1,437.9 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at June 30, 2023.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted SOFR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of June 30, 2023. As of June 30, 2023, the 2021 Credit Facility was undrawn.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Unsecured Senior Notes

At both June 30, 2023 and December 31, 2022, the Company had outstanding unsecured, senior notes (the "Notes") in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,439.1 million and $1,437.9 million at June 30, 2023 and December 31, 2022, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of June 30, 2023.

Short-term Debt

The Company had $1.8 million and $4.7 million of short-term debt outstanding at June 30, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our Commercial Card Program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	June 30, 2023	December 31, 2022
Total Debt	$1,440.9	$1,442.6
Hubbell Incorporated Shareholders’ Equity	2,620.7	2,360.9
TOTAL CAPITAL	$4,061.6	$3,803.5
Total Debt to Total Capital	35%	38%
Cash and Investments	578.4	520.7
Net Debt	$862.5	$921.9
Net Debt to Total Capital	21%	24%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first six months of 2023, we returned capital to our shareholders by paying $120.1 million of dividends on our common stock and using $20.0 million of cash for share repurchases.

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

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $492.6 million of cash and cash equivalents at June 30, 2023, of which approximately 29% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at June 30, 2023.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the six months ended June 30, 2023, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to continue repurchasing shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, are also forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will" "will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

•The general impact of inflation on our business, including the impact on raw material costs, elevated interest rates and increased energy costs and our ability to implement and maintain pricing actions that we have taken to cover higher costs and protect our margin profile.
•Economic and business conditions in particular industries, markets or geographic regions, as well the potential for continued inflation, a significant economic slowdown, stagflation or recession.
•Changes in demand for our products, market conditions, product quality, or product availability adversely affecting sales levels.
•Ability to effectively develop and introduce new products.
•Changes in markets or competition adversely affecting realization of price increases.
•Continued softness in the residential market.
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
•Ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisitions of PCX Holding LLC, Ripley Tools, LLC, Nooks Hill Road, LLC, REF Automation Limited, REF Alabama Inc., and El Electronics LLC, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
•The impact of certain divestitures, including the benefits and costs of the sale of the C&I Lighting business to GE Current, a Daintree Company.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
•Political unrest and military actions in foreign countries, particularly the armed conflict in Ukraine and trade tensions with China, as well as the impact on world markets and energy supplies resulting therefrom.
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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the six months ended June 30, 2023. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

On October 23, 2020, the Board of Directors approved a stock repurchase program (the "2020 program") that authorized the repurchase of up to $300 million of common stock, which expires in October 2023. As of June 30, 2023 our remaining share repurchase authorization under the 2020 program was $86.7 million. On October 21, 2022, the Board of Directors approved a new stock repurchase program (the "October 2022 program") that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. There have been no repurchases under the October 2022 program. When combined with the $86.7 million of remaining share repurchase authorization under the 2020 program, we have a total share repurchase authorization of approximately $386.7 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended June 30, 2023.

HUBBELL INCORPORATED-Form 10-Q    50

Back to Contents

ITEM 5	Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    51

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101	The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    52

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2023

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    53