Form 10-Q
period 2023-09-30
HUBBELL INC
filed 2023-11-01
CIK 48898

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 25, 2023 was 53,622,050.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,375.8	$1,316.2	$4,027.1	$3,728.3
Cost of goods sold	888.4	917.7	2,595.2	2,623.5
Gross profit	487.4	398.5	1,431.9	1,104.8
Selling & administrative expenses	211.1	194.9	619.0	567.7
Operating income	276.3	203.6	812.9	537.1
Interest expense, net	(7.8)	(12.1)	(26.7)	(37.9)
Pension charge (Note 13)	—	(1.5)	—	(5.9)
Other (expense) income, net	(3.5)	0.8	(12.4)	6.9
Total other expense	(11.3)	(12.8)	(39.1)	(36.9)
Income from continuing operations before income taxes	265.0	190.8	773.8	500.2
Provision for income taxes	63.0	38.8	180.2	107.3
Net income from continuing operations	202.0	152.0	593.6	392.9
Less: Net income from continuing operations attributable to noncontrolling interest	(1.9)	(1.7)	(4.8)	(4.5)
Net income from continuing operations attributable to Hubbell Incorporated	200.1	150.3	588.8	388.4
(Loss) Income from discontinued operations, net of tax (Note 2)	—	(11.2)	—	52.9
Net Income attributable to Hubbell Incorporated	$200.1	$139.1	$588.8	$441.3

Earnings per share:
Basic earnings per share from continuing operations	$3.72	$2.79	$10.96	$7.20
Basic earnings per share from discontinued operations	—	(0.21)	—	0.98
Basic earnings per share	$3.72	$2.58	$10.96	$8.18

Diluted earnings per share from continuing operations	$3.70	$2.78	$10.89	$7.16
Diluted earnings per share from discontinued operations	—	(0.21)	—	0.98
Diluted earnings per share	$3.70	$2.57	$10.89	$8.14

Cash dividends per common share	$1.12	$1.05	$3.36	$3.15
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2023	2022
Net income	$202.0	$140.8
Other comprehensive income (loss):
Currency translation adjustments:
Foreign currency translation adjustments	(12.8)	(26.4)
Reclassification of currency translation losses included in net income	—	—
Defined benefit pension and post-retirement plans, net of taxes of $(0.7) and $(1.1)	1.9	3.3
Unrealized gain (loss) on investments, net of taxes of $0.1 and $0.3	(0.3)	(0.9)
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1) and $(0.3)	0.4	1.0
Other comprehensive income (loss)	(10.8)	(23.0)
Comprehensive income	191.2	117.8
Less: Comprehensive income attributable to noncontrolling interest	1.9	1.7
Comprehensive income attributable to Hubbell Incorporated	$189.3	$116.1
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2023	2022
Net income	$593.6	$445.8
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	0.5	(51.5)
Reclassification of currency translation losses included in net income	—	0.5
Defined benefit pension and post-retirement plans, net of taxes of $(2.5) and $(2.9)	5.3	8.8
Unrealized gain (loss) on investments, net of taxes of $0.1 and $0.7	(0.3)	(2.1)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.2 and $(0.3)	(0.5)	0.9
Other comprehensive income (loss)	5.0	(43.4)
Comprehensive income	598.6	402.4
Less: Comprehensive income attributable to noncontrolling interest	4.8	4.5
Comprehensive income attributable to Hubbell Incorporated	$593.8	$397.9
enotes to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$572.8	$440.5
Short-term investments	17.9	14.3
Accounts receivable (net of allowances of $13.2 and $14.3)	852.9	741.6
Inventories, net	788.4	740.7
Other current assets	86.4	84.3
Total Current Assets	2,318.4	2,021.4
Property, Plant, and Equipment, net	572.2	528.0
Other Assets
Investments	61.6	65.9
Goodwill	1,994.7	1,970.5
Other intangible assets, net	644.7	669.9
Other long-term assets	176.7	146.9
TOTAL ASSETS	$5,768.3	$5,402.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$3.3	$4.7
Accounts payable	554.7	529.9
Accrued salaries, wages and employee benefits	129.0	144.2
Accrued insurance	80.8	75.6
Other accrued liabilities	303.6	334.1
Total Current Liabilities	1,071.4	1,088.5
Long-Term Debt	1,439.7	1,437.9
Other Non-Current Liabilities	506.7	505.6
TOTAL LIABILITIES	3,017.8	3,032.0
Hubbell Incorporated Shareholders’ Equity	2,739.1	2,360.9
Noncontrolling interest	11.4	9.7
TOTAL EQUITY	2,750.5	2,370.6
TOTAL LIABILITIES AND EQUITY	$5,768.3	$5,402.6
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$593.6	$392.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.1	107.6
Deferred income taxes	(17.1)	(41.7)
Stock-based compensation	21.6	21.7
Provision for bad debt expense	—	5.7
Pension charge	—	5.9
Loss on sale of assets	1.5	2.3
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(101.0)	(134.4)
Increase in inventories, net	(39.4)	(67.8)
Increase in accounts payable	25.1	28.4
(Decrease) increase in current liabilities	(45.2)	65.4
Changes in other assets and liabilities, net	2.5	17.2
Contribution to qualified defined benefit pension plans	(10.0)	(12.5)
Other, net	(6.4)	3.1
Net cash provided by operating activities from Continuing Operations	535.3	393.8
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(103.8)	(67.2)
Acquisitions, net of cash acquired	(60.0)	(163.6)
Proceeds from disposal of business, net of cash	—	332.8
Purchases of available-for-sale investments	(13.7)	(26.5)
Proceeds from available-for-sale investments	15.8	15.7
Other, net	0.3	1.4
Net cash (used in) provided by investing activities from Continuing Operations	(161.4)	92.6
Cash Flows from Financing Activities of Continuing Operations
Payments of short-term debt, net	(1.4)	(5.4)
Payment of dividends	(180.1)	(169.6)
Acquisition of common shares	(30.0)	(150.0)
Other, net	(30.2)	(15.3)
Net cash used in financing activities from Continuing Operations	(241.7)	(340.3)
Cash Flows from Discontinued Operations:
Cash used in operating activities	—	(50.1)
Cash used in investing activities	—	(1.7)
Cash used in discontinued operations	—	(51.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	(14.2)
Increase in cash and cash equivalents	132.5	80.1
Cash and cash equivalents, beginning of year	440.5	286.2
Cash and cash equivalents within assets held for sale, beginning of year	—	0.7
Restricted cash, included in other assets, beginning of year	2.8	2.7
Less: Restricted cash, included in Other Assets	3.0	2.8
Cash and cash equivalents, end of period	$572.8	$366.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheet, of which $108.9 million and $91.9 million was outstanding at September 30, 2023 and December 31, 2022, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to then settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheet, of which, $2.2 million and $1.9 million was outstanding at September 30, 2023 and December 31, 2022, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statement of Cash Flows.

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. In addition, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. There was no income or loss from either of the TSA or the supply agreement for the three and nine months ended September 30, 2023. Income from the TSA and supply agreement for the three and nine months ended September 30, 2022 was $3.2 million and $10.8 million, respectively, and was recorded in Other Income in the Condensed Consolidated Financial Statements. The TSA and short-term supply agreement were effectively completed as of March 31, 2023.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the C&I Lighting business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales	$—	$—	$—	$29.1
Cost of goods sold	—	—	—	27.7
Gross profit	—	—	—	1.4
Selling & administrative expenses	—	3.0	—	18.2
Operating loss	—	(3.0)	—	(16.8)
(Loss) gain on disposal of business	—	(7.0)	—	73.7
Other expense	—	(0.2)	—	(1.4)
(Loss) income from discontinued operations before income taxes	—	(10.2)	—	55.5
Provision for income taxes	—	1.0	—	2.6
(Loss) income from discontinued operations, net of taxes	$—	$(11.2)	$—	$52.9

(Loss) income from discontinued operations, net of taxes includes pre-tax transaction and separation costs of $3.0 million and $9.7 million for the three and nine months ended September 30, 2022, respectively, and a pre-tax (loss) gain on disposal of business of $(7.0) million and $73.7 million for the three and nine months ended September 30, 2022, respectively. The gain on disposal of business for the nine months ended September 30, 2022 includes a net working capital adjustment of $15.8 million that was cash settled in the third quarter of 2022. There were no transaction and separation costs or pre-tax gain on disposal of business in 2023.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 3 Business Acquisitions

Acquisition

In the second quarter of 2023, the Company acquired all of the issued and outstanding membership interests of EI Electronics LLC ("EIG") for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial & industrial markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $28.7 million and goodwill of $21.5 million as a result of this acquisition. The intangible assets of $28.7 million consist primarily of customer relationships, developed technology, a tradename and backlog and will be amortized over a weighted average period of approximately 14 years. All of the goodwill is expected to be deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Tangible assets acquired	$19.6
Intangible assets	28.7
Goodwill	21.5
Net deferred taxes	—
Other liabilities assumed	(9.8)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$60.0

The Condensed Consolidated Financial Statements include the results of operations of the acquired business from its date of acquisition. Pro forma information related to this acquisition has not been included because the impact of net sales and earnings related to the acquisition for the nine months ended September 30, 2023 was not material to the Company’s condensed consolidated results of operations.

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

The following table presents disaggregated revenue by business group.

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Net sales
Utility T&D Components	$618.2	$602.3	$1,864.5	$1,650.3
Utility Communications and Controls	219.7	172.2	585.8	504.5
Total Utility Solutions	$837.9	$774.5	$2,450.3	$2,154.8
Electrical Products	$214.4	$231.7	$631.4	$694.2
Connection and Bonding	165.6	156.5	485.2	456.9
Industrial Controls	112.3	95.4	315.3	245.1
Retail and Builder	45.6	58.1	144.9	177.3
Total Electrical Solutions	$537.9	$541.7	$1,576.8	$1,573.5
TOTAL	$1,375.8	$1,316.2	$4,027.1	$3,728.3

The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2023	2022	2023	2022
Net sales
United States	$796.5	$732.1	$2,323.4	$2,040.5
International	41.4	42.4	126.9	114.3
Total Utility Solutions	$837.9	$774.5	$2,450.3	$2,154.8
United States	$465.7	$477.5	$1,369.9	$1,379.3
International	72.2	64.2	206.9	194.2
Total Electrical Solutions	$537.9	$541.7	$1,576.8	$1,573.5
TOTAL	$1,375.8	$1,316.2	$4,027.1	$3,728.3
HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $55.4 million as of September 30, 2023 compared to $45.8 million as of December 31, 2022. The $9.6 million increase in our contract liabilities balance was primarily due to a $45.7 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $36.1 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2023. The Company has an immaterial amount of contract assets relating to performance obligations satisfied prior to payment that is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2023.

Unsatisfied Performance Obligations

As of September 30, 2023, the Company had approximately $240 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents

NOTE 5 Segment Information

The Company's reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment. The Utility Solutions segment consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, and enclosures. The Utility Solutions segment also offers solutions that serve the utility infrastructure, including smart meters, communications systems, and protection and control devices. The Hubbell Utility Solutions segment supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. Products are sold to distributors and directly to users such as utilities, telecommunication companies, industrial firms, construction and engineering firms.

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

The following table sets forth financial information by reporting segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2023	2022	2023	2022	2023	2022
Three Months Ended September 30,
Utility Solutions	$837.9	$774.5	$186.8	$129.8	22.3%	16.8%
Electrical Solutions	537.9	541.7	89.5	73.8	16.6%	13.6%
TOTAL	$1,375.8	$1,316.2	$276.3	$203.6	20.1%	15.5%
Nine Months Ended September 30,
Utility Solutions	$2,450.3	$2,154.8	$563.8	$329.3	23.0%	15.3%
Electrical Solutions	1,576.8	1,573.5	249.1	207.8	15.8%	13.2%
TOTAL	$4,027.1	$3,728.3	$812.9	$537.1	20.2%	14.4%

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

NOTE 6 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2023	December 31, 2022
Raw material	$346.4	$302.8
Work-in-process	171.2	161.7
Finished goods	451.6	463.2
Subtotal	969.2	927.7
Excess of FIFO over LIFO cost basis	(180.8)	(187.0)
TOTAL	$788.4	$740.7
HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

NOTE 7 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2023, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2022	$1,275.9	$694.6	$1,970.5
Prior year acquisitions	1.2	2.1	3.3
Current year acquisitions(1)	21.5	—	21.5
Foreign currency translation	(0.2)	(0.4)	(0.6)
BALANCE AT SEPTEMBER 30, 2023	$1,298.4	$696.3	$1,994.7
 (1) Refer to Note 3 - Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$190.7	$(82.1)	$187.9	$(75.7)
Customer relationships, developed technology and other	977.0	(481.3)	955.3	(437.8)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,167.7	$(563.4)	$1,143.2	$(513.5)
Indefinite-lived:
Tradenames and other	40.4	—	40.2	—
TOTAL OTHER INTANGIBLE ASSETS	$1,208.1	$(563.4)	$1,183.4	$(513.5)

Amortization expense associated with definite-lived intangible assets was $18.4 million and $18.7 million during the three months ended September 30, 2023 and 2022, respectively, and $54.3 million and $53.6 million during the nine months ended September 30, 2023 and 2022, respectively. Future amortization expense associated with these intangible assets is estimated to be $18.5 million for the remainder of 2023, $69.3 million in 2024, $67.1 million in 2025, $63.4 million in 2026, $57.2 million in 2027, and $51.7 million in 2028. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets useful lives, or using a straight line method. Approximately 80% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents

NOTE 8 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2023	December 31, 2022
Customer program incentives	$55.5	$87.8
Accrued income taxes	22.0	4.5
Contract liabilities - deferred revenue	55.4	45.8
Customer refund liability	19.5	14.8
Accrued warranties short-term(1)	21.1	20.2
Current operating lease liabilities	30.3	30.5
Other	99.8	130.5
TOTAL	$303.6	$334.1
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding warranties.

NOTE 9 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2023	December 31, 2022
Pensions	$144.7	$155.3
Other post-retirement benefits	14.3	14.3
Deferred tax liabilities	101.5	113.8
Accrued warranties long-term(1)	25.7	26.0
Non-current operating lease liabilities	107.6	84.9
Other	112.9	111.3
TOTAL	$506.7	$505.6
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents

NOTE 10 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
Net income	—	—	388.7	—	388.7	2.9
Other comprehensive (loss) income	—	—	—	15.8	15.8	—
Stock-based compensation	—	16.1	—	—	16.1	—
Acquisition/surrender of common shares(1)	—	(16.3)	(24.5)	—	(40.8)	—
Cash dividends declared ($2.24 per share)	—	—	(120.2)	—	(120.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.2)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2023	$0.6	$—	$2,949.5	$(329.4)	$2,620.7	$10.4
Net income	—	—	200.1	—	200.1	1.9
Other comprehensive (loss) income	—	—	—	(10.8)	(10.8)	—
Stock-based compensation	—	5.5	—	—	5.5	—
Acquisition/surrender of common shares(1)	—	(4.3)	(12.1)	—	(16.4)	—
Cash dividends declared ($1.12 per share)	—	—	(60.2)	—	(60.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2023	$0.6	$1.4	$3,077.3	$(340.2)	$2,739.1	$11.4
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	302.2	—	302.2	2.8
Other comprehensive (loss) income	—	—	—	(20.4)	(20.4)	—
Stock-based compensation	—	16.7	—	—	16.7	—
Acquisition/surrender of common shares(1)	—	(13.1)	(145.2)	—	(158.3)	—
Cash dividends declared ($2.10 per share)	—	—	(113.4)	—	(113.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.7)
Directors deferred compensation	—	0.3	—	—	0.3	—
BALANCE AT JUNE 30, 2022	$0.6	$3.9	$2,603.6	$(351.2)	$2,256.9	$11.0
Net income	—	—	139.1	—	139.1	1.7
Other comprehensive (loss) income	—	—	—	(23.0)	(23.0)	—
Stock-based compensation	—	5.0	—	—	5.0	—
Acquisition/surrender of common shares(1)	—	(0.9)	—	—	(0.9)	—
Cash dividends declared ($1.05 per share)	—	—	(56.5)	—	(56.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.2)
Directors deferred compensation	—	(1.9)	—	—	(1.9)	—
BALANCE AT SEPTEMBER 30, 2022	$0.6	$6.1	$2,686.2	$(374.2)	$2,318.7	$11.5
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $36.6 million and $145.2 million in the first nine months of 2023 and 2022, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 11 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2023 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2022	$0.6	$(0.8)	$(188.6)	$(156.4)	$(345.2)
Other comprehensive income (loss) before reclassifications	0.1	(0.3)	—	0.5	0.3
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—	5.3	—	4.7
Current period other comprehensive income (loss)	(0.5)	(0.3)	5.3	0.5	5.0
BALANCE AT SEPTEMBER 30, 2023	$0.1	$(1.1)	$(183.3)	$(155.9)	$(340.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2023	2022	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$—	Net sales
	0.1	0.3	0.8	0.5	Cost of goods sold
	—	—	—	—	Other expense, net
	0.1	0.3	0.8	0.5	Total before tax
	—	(0.1)	(0.2)	(0.1)	Tax benefit (expense)
	$0.1	$0.2	$0.6	$0.4	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Actuarial gains (losses) (a)	(2.5)	(2.8)	(7.5)	(7.8)
Settlement losses (a)	—	(1.7)	—	(7.5)
	(2.6)	(4.6)	(7.8)	(15.6)	Total before tax
	0.7	1.3	2.5	3.9	Tax benefit (expense)
	$(1.9)	$(3.3)	$(5.3)	$(11.7)	Gain (loss) net of tax
Reclassification of currency translation gain (loss):
	$—	$—	$—	$(0.5)	Gain (loss) on disposition of business (Note 2)
	—	—	—	—	Tax benefit (expense)
	$—	$—	$—	$(0.5)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(1.8)	$(3.1)	$(4.7)	$(11.8)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$200.1	$150.3	$588.8	$388.4
Less: Earnings allocated to participating securities	(0.5)	(0.4)	(1.4)	(1.0)
Net income from continuing operations available to common shareholders	$199.6	$149.9	$587.4	$387.4

Net (loss) income from discontinued operations attributable to Hubbell Incorporated	$—	$(11.2)	$—	$52.9
Less: Earnings allocated to participating securities	—	—	—	(0.1)
Net (loss) income from discontinued operations available to common shareholders	$—	$(11.2)	$—	$52.8

Net income attributable to Hubbell Incorporated	$200.1	$139.1	$588.8	$441.3
Less: Earnings allocated to participating securities	(0.5)	(0.4)	(1.4)	(1.1)
Net income available to common shareholders	$199.6	$138.7	$587.4	$440.2

Denominator:
Average number of common shares outstanding	53.6	53.7	53.6	53.8
Potential dilutive common shares	0.4	0.3	0.4	0.3
Average number of diluted shares outstanding	54.0	54.0	54.0	54.1

Basic earnings per share:
Basic earnings per share from continuing operations	$3.72	$2.79	$10.96	$7.20
Basic (loss) earnings per share from discontinued operations	—	(0.21)	—	0.98
Basic earnings per share	$3.72	$2.58	$10.96	$8.18

Diluted earnings per share:
Diluted earnings per share from continuing operations	$3.70	$2.78	$10.89	$7.16
Diluted (loss) earnings per share from discontinued operations	—	(0.21)	—	0.98
Diluted earnings per share	$3.70	$2.57	$10.89	$8.14

The Company did not have any significant anti-dilutive securities outstanding during the three and nine months ended September 30, 2023 and 2022.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents

NOTE 13 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Three Months Ended September 30,
Service cost	$0.2	$0.2	$—	$—
Interest cost	8.8	5.4	0.2	0.2
Expected return on plan assets	(7.0)	(5.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.7	2.8	(0.2)	—
Settlement losses	—	1.7	—	—
NET PERIODIC BENEFIT COST	$4.8	$5.1	$—	$0.2
Nine Months Ended September 30,
Service cost	$0.4	$0.6	$—	$—
Interest cost	26.3	18.0	0.6	0.4
Expected return on plan assets	(21.0)	(21.5)	—	—
Amortization of prior service cost	0.3	0.3	—	—
Amortization of actuarial losses (gains)	7.9	8.0	(0.4)	(0.2)
Settlement losses	—	7.5	—	—
NET PERIODIC BENEFIT COST	$13.9	$12.9	$0.2	$0.2

During the three months ended September 30, 2022, the Company recognized $1.5 million of settlement losses in continuing operations and $0.2 million of settlement losses in discontinued operations. During the nine months ended September 30, 2022, the Company recognized $5.9 million of settlement losses in continuing operations and $1.6 million of settlement losses in discontinued operations. Those settlement losses are the result of lump-sum distributions from the Company's defined benefit pension plans which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

Employer Contributions

The Company made $10.0 million in contributions to its qualified domestic defined benefit pension plan and no contributions to its foreign pension plans during the nine months ended September 30, 2023. The Company made $10.0 million in contributions to its qualified domestic defined benefits pension plan and $2.5 million in contributions to its foreign pension plans during the nine months ended September 30, 2022. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in the fourth quarter of 2023.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents

NOTE 14 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2023 and December 31, 2022, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2023 and 2022 are set forth below (in millions):

	2023	2022
BALANCE AT JANUARY 1, (a)	$46.2	$66.1
Provision	9.2	14.0
Expenditures/payments/other	(8.6)	(23.3)
BALANCE AT SEPTEMBER 30, (a)	$46.8	$56.8
(a) Refer to Note 8 – Other Accrued Liabilities and Note 9 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    21

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
At September 30, 2023, our accounts receivable balance was $852.9 million, net of allowances of $13.2 million. During the nine months ended September 30, 2023, our allowances decreased by approximately $1.1 million.
Investments

At September 30, 2023 and December 31, 2022, the Company had $58.2 million and $61.4 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $59.8 million and $62.6 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the unrealized losses attributable to our available-for-sale debt securities were $1.6 million and $1.3 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $58.1 million at September 30, 2023 and $53.7 million at December 31, 2022.

The Company also had trading securities of $21.3 million at September 30, 2023 and $18.8 million at December 31, 2022 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statement of Income.

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

Back to Contents

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2023
Money market funds(a)	$357.6	$—	$—	$357.6
Available for sale investments	—	58.2	—	58.2
Trading securities	21.3	—	—	21.3
Deferred compensation plan liabilities	(21.3)	—	—	(21.3)
Derivatives:
Forward exchange contracts-Assets(b)	—	0.3	—	0.3
TOTAL	$357.6	$58.5	$—	$416.1

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2022
Money market funds(a)	$147.9	$—	$—	$147.9
Time Deposits(a)	—	4.8	—	4.8
Available for sale investments	—	61.4	—	61.4
Trading securities	18.8	—	—	18.8
Deferred compensation plan liabilities	(18.8)	—	—	(18.8)
Derivatives:
Forward exchange contracts-Assets(b)	—	1.1	—	1.1
TOTAL	$147.9	$67.3	$—	$215.2
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $3.4 million and $2.0 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2023 and 2022, respectively. As a result of participant distributions, the Company sold $2.0 million of these trading securities during the nine months ended September 30, 2023 and $3.8 million during the nine months ended September 30, 2022. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of September 30, 2023 and December 31, 2022, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $1,439.7 million and $1,437.9 million, respectively. The estimated fair value of the long-term debt as of September 30, 2023 and December 31, 2022 was $1,308.9 million and $1,306.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents

NOTE 17 Restructuring Costs and Other

In the three and nine months ended September 30, 2023, we incurred costs for restructuring actions initiated in 2023 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$0.6	$1.3	$—	$—	$0.6	$1.3
Electrical Solutions	0.4	4.1	0.1	1.1	0.5	5.2
Total Pre-Tax Restructuring Costs	$1.0	$5.4	$0.1	$1.1	$1.1	$6.5

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$1.9	$3.0	$0.2	$0.1	$2.1	$3.1
Electrical Solutions	1.3	4.7	—	1.9	1.3	6.6
Total Pre-Tax Restructuring Costs	$3.2	$7.7	$0.2	$2.0	$3.4	$9.7
The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/23	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/2023
2023 Restructuring Actions
Severance	$—	$0.1	$(0.1)	$—
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.3	(0.3)	—
Total 2023 Restructuring Actions	$—	$0.4	$(0.4)	$—
2022 and Prior Restructuring Actions
Severance	$7.5	$0.3	$(3.1)	$4.7
Asset write-downs	—	—	—	—
Facility closure and other costs	0.4	2.7	(3.0)	0.1
Total 2022 and Prior Restructuring Actions	$7.9	$3.0	$(6.1)	$4.8
Total Restructuring Actions	$7.9	$3.4	$(6.5)	$4.8

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2022	Costs incurred in the first nine months of 2023	Remaining costs at 9/30/2023
2023 Restructuring Actions
Utility Solutions	$0.5	$—	$—	$0.5
Electrical Solutions	0.4	—	0.4	—
Total 2023 Restructuring Actions	$0.9	$—	$0.4	$0.5
2022 and Prior Restructuring Actions
Utility Solutions	$6.0	$4.0	$2.0	$—
Electrical Solutions	10.3	6.3	1.0	3.0
Total 2022 and Prior Restructuring Actions	$16.3	$10.3	$3.0	$3.0
Total Restructuring Actions	$17.2	$10.3	$3.4	$3.5

NOTE 18 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2023	December 31, 2022
Senior notes at 3.35%	2026	$398.4	$397.9
Senior notes at 3.15%	2027	297.9	297.5
Senior notes at 3.50%	2028	446.8	446.2
Senior notes at 2.300%	2031	296.6	296.3
TOTAL LONG-TERM DEBT(a)		$1,439.7	$1,437.9
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

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2023. As of September 30, 2023, the 2021 Credit Facility was undrawn.

Short-Term Debt

The Company had $3.3 million and $4.7 million of short-term debt outstanding at September 30, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our Commercial Card Program.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents

Note 19 Stock-Based Compensation

As of September 30, 2023, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the "Award Plan"). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2023, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended September 30, 2023.

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

Grant Date	Fair Value	Performance Period	Payout Range
February 2023	$230.64	Jan 2023 - Dec 2025	0%-200%

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

NOTE 20 Subsequent Events

On October 27, 2023, the Company acquired all of the issued and outstanding membership interests of Indústria Eletromecânica Balestro Ltda. ("Balestro") for a cash purchase price of approximately $89 million. Balestro is a company headquartered in Mogi Mirim, São Paulo, Brazil, and is recognized for designing, manufacturing, and delivering top quality products for the electrical utility industry in Brazil, Latin America, and exports to other parts of the world. This business will be reported in the Utility Solutions segment. This acquisition will be accounted for as a business combination whereby purchase accounting requires the assets and liabilities assumed to be recognized at their fair values as of the acquisition date and goodwill and other intangible assets associated with customer lists and trade names, among others, to be recognized. The preliminary purchase accounting for this acquisition is not yet complete.

On October 28, 2023, the Company entered into a Stock Purchase Agreement (the "Agreement") between Northern Star Parent Holdings, LLC, a Delaware limited liability company, Hubbell Power Systems, Inc., and Hubbell Incorporated, as guarantor, to purchase a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions, by acquiring all the issued and outstanding capital stock of Northern Star Holdings, Inc., a Delaware Corporation (together with its subsidiaries, "Systems Control" and such acquisition, the "Transaction").

Pursuant to the Agreement, the Company agreed to pay an aggregate purchase price of $1.1 billion in cash, subject to customary adjustments related to net indebtedness, working capital and transaction expenses, as set forth in the Agreement.

The closing of the Transaction is subject to certain customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The foregoing is qualified by reference to the full text of the Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K, filed on October 30, 2023.
HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain and Ireland. The Company also participates in joint ventures in Hong Kong and the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 17,100 individuals worldwide as of September 30, 2023.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the nine months ended September 30, 2023 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Since early 2021, we have experienced significant inflationary pressure across much of our business. As a result, we have taken various pricing actions to cover the higher costs and protect our profitability. Although there has been some mitigation in the rate of inflation in recent months, we expect inflation to remain a factor for the foreseeable future and we expect to continue to take these pricing actions subject to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity which could reduce our customers’ demand for our products.

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

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine month periods ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations – Third Quarter of 2023 compared to the Third Quarter of 2022

Overview

Hubbell delivered another strong quarter of margin expansion and earnings growth. Grid modernization and electrification continue to drive demand for our products and solutions. Margin expansion in the quarter was driven primarily by favorable price realization and modestly lower material costs. Improvements in productivity were more than offset by non-material cost inflation and investments in our business.

Utility Solutions segment sales growth was strong in the quarter, driven by price realization, improved availability of semiconductors and strong backlog, partially offset by softness in the telcom market. Improved lead times drove further channel inventory normalization in the utility distribution markets, though end customer demand remained solid. In the Electrical Solutions segment, commercial markets remained modest driven by channel inventory management and residential markets showed continued softness, partially offset by broad-based strength across industrial end markets and strong growth in renewables and datacenters.

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2023	% of Net sales	2022	% of Net sales
Net sales	$1,375.8		$1,316.2
Cost of goods sold	888.4	64.6%	917.7	69.7%
Gross profit	487.4	35.4%	398.5	30.3%
Selling & administrative ("S&A") expense	211.1	15.3%	194.9	14.8%
Operating income	276.3	20.1%	203.6	15.5%
Net income from continuing operations	202.0	14.6%	152.0	11.5%
Less: Net income from continuing operations attributable to non-controlling interest	(1.9)	(0.1)%	(1.7)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	200.1	14.5%	150.3	11.4%
(Loss) income from discontinued operations, net of tax	—		(11.2)
Net income attributable to Hubbell incorporated	200.1		139.1
Less: Earnings allocated to participating securities	(0.5)		(0.4)
Net income available to common shareholders	$199.6		$138.7
Average number of diluted shares outstanding	54.0		54.0
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$3.70		$2.78
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$(0.21)
HUBBELL INCORPORATED-Form 10-Q    31

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

Adjusted operating measurers also exclude pension settlement charges of $1.5 million and $5.9 million recognized during the three and nine months ended September 30, 2022, respectively.

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

Back to Contents

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended September 30,
	2023	% of Net sales	2022	% of Net sales
Operating income (GAAP measure)	$276.3	20.1%	$203.6	15.5%
Amortization of acquisition-related intangible assets	18.4	1.3%	20.8	1.5%
Adjusted operating income (non-GAAP measure)	$294.7	21.4%	$224.4	17.0%

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended September 30,
	2023	Diluted Per Share	2022	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$200.1	$3.70	$150.3	$2.78
Amortization of acquisition-related intangible assets	18.4	0.34	20.8	0.38
Pension charge	—	—	1.5	0.03
Subtotal	$218.5	$4.04	$172.6	$3.19
Income tax effects(1)	4.6	0.08	5.5	0.10
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$213.9	$3.96	$167.1	$3.09
Less: Earnings allocated to participating securities	(0.5)	(0.01)	(0.4)	(0.01)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$213.4	$3.95	$166.7	$3.08
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$59.6	4.5	$232.8	21.5
Impact of acquisitions	8.3	0.6	20.5	1.9
Impact of divestitures	—	—	—	—
Foreign currency exchange	4.7	0.4	(6.5)	(0.6)
Organic net sales growth (non-GAAP measure)	$46.6	3.5	$218.8	20.2
HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

Net Sales

Net sales of $1,375.8 million in the third quarter of 2023 increased by $59.6 million compared to the third quarter of 2022. Organic net sales increased by 3.5% which was composed of a mid single digit percentage increase in price realization partially offset by a low single digit percentage decrease in volume. Acquisitions contributed 0.6% to sales growth. The primary drivers of these changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 510 basis points to 64.6% in the third quarter of 2023, as compared to 69.7% in the third quarter of 2022, resulting in a related 510 basis point increase in third quarter of 2023 Gross profit margin, which increased to 35.4% in the third quarter of 2023 as compared to 30.3% in the third quarter of 2022. The increase in the Gross profit margin primarily reflects approximately seven percentage points of margin expansion driven by favorable price realization, improved operational productivity and modestly lower material costs. Operational productivity was driven by improving supply chain conditions and reduced rates of absenteeism as compared to the prior year period. Those increases were offset by approximately two percentage points of margin headwind driven by continued non-material cost inflation, lower unit volumes, as well as increased investments in capacity, innovation and productivity.

Selling & Administrative Expenses

S&A expense in the third quarter of 2023 was $211.1 million and increased by $16.2 million compared to the prior year period. Approximately two thirds of this increase was driven by labor and other cost inflation, while the remainder of the increase was primarily driven by increased investments in the business and the impact of acquisitions. S&A expense as a percentage of Net sales was 15.3% in the third quarter of 2023, compared to 14.8% in the third quarter of 2022.

Total Other Expense

Total other expense decreased by $1.5 million in the third quarter of 2023 to $11.3 million, primarily due to a $1.5 million pension charge recorded in the third quarter of 2022 that did not recur in 2023, lower net interest expense in the third quarter of 2023 compared to the same period of the prior year, and favorable foreign currency exchange. Those decreases were partially offset by a $3.2 million reduction of income related to the C&I Lighting business disposition in 2022 that did not recur in 2023, and higher non-service pension costs in the third quarter of 2023 as compared to the same period of the prior year.

Income Taxes

The effective tax rate in the third quarter of 2023 increased to 23.8% as compared to 20.3% in the third quarter of 2022, primarily due to favorable tax effects in the third quarter of 2022 from the completion of a tax audit.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $200.1 million in the third quarter of 2023 and increased 33.1% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share from continuing operations in the third quarter of 2023 increased 33.1% as compared to the third quarter of 2022. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, and a $1.5 million pension settlement charge recognized in the third quarter of 2022, was $213.9 million in the third quarter of 2023 and increased by 28.0% as compared to the third quarter of 2022.

Loss From Discontinued Operations, Net of Tax

There was no income or loss from discontinued operations in the third quarter of 2023. Loss from discontinued operations, was $11.2 million net of tax in the third quarter of 2022 and included $3.0 million of pre-tax transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Three Months Ended September 30,
(In millions)	2023	2022
Net sales	$837.9	$774.5
Operating income (GAAP measure)	186.8	129.8
Amortization of acquisition-related intangible assets	13.9	14.3
Adjusted operating income	$200.7	$144.1
Operating margin (GAAP measure)	22.3%	16.8%
Adjusted operating margin	24.0%	18.6%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Utility Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$63.4	8.2	$172.7	28.7
Impact of acquisitions	8.0	1.0	4.9	0.9
Impact of divestitures	—	—	—	—
Foreign currency exchange	2.2	0.3	(2.8)	(0.5)
Organic net sales growth (non-GAAP measure)	$53.2	6.9	$170.6	28.3

Net sales in the Utility Solutions segment in the third quarter of 2023 were $837.9 million, an increase of $63.4 million, or 8.2%, as compared to the third quarter of 2022. This increase was due to a 6.9% increase in organic net sales in the third quarter of 2023 as compared to the same prior year period, driven by a high single digit percentage increase in price realization, partially offset by a low single digit percentage decrease in unit volume. Net sales increased by 1.0% due to acquisitions. Volume decreases were primarily driven by channel inventory normalization in Utility T&D Components, partially offset by growth in Communications and Controls due to improved availability of semiconductors. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment for the third quarter of 2023 was $186.8 million, an increase of 43.9% compared to the third quarter of 2022. Operating margin increased to 22.3% in the third quarter of 2023, as compared to 16.8% in the same period of 2022. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 24.0% in the third quarter of 2023 compared to 18.6% in the prior year period. The increase in operating margin was driven by approximately ten percentage points of margin expansion primarily due to favorable price realization, lower material costs, improved operational productivity, and business mix. Those increases were partially offset by five percentage points of margin headwind primarily due to an increase in non-material cost inflation, and investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

ELECTRICAL SOLUTIONS

	Three Months Ended September 30,
(In millions)	2023	2022
Net sales	$537.9	$541.7
Operating income (GAAP measure)	89.5	73.8
Amortization of acquisition-related intangible assets	4.5	6.5
Adjusted operating income	$94.0	$80.3
Operating margin (GAAP measure)	16.6%	13.6%
Adjusted operating margin	17.5%	14.8%

The following table reconciles our Electrical Solutions organic segment net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Electrical Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$(3.8)	(0.7)	$60.1	12.5
Impact of acquisitions	0.3	—	15.6	3.2
Impact of divestitures	—	—	—	—
Foreign currency exchange	2.5	0.5	(3.7)	(0.7)
Organic net sales (decline) growth (non-GAAP measure)	$(6.6)	(1.2)	$48.2	10.0

Net sales in the Electrical Solutions segment in the third quarter of 2023 were $537.9 million and decreased by $3.8 million, or 0.7%, as compared to the third quarter of 2022. The decrease was driven by a 1.2% decrease in organic net sales in the third quarter of 2023 as compared to the same prior year period, driven by a mid single digit percentage decrease in unit volumes partially offset by a low single digit percentage increase in price realization. Favorable foreign currency exchange effects increased sales by 0.5%. Markets for the Electrical Solutions segment were mixed, with weakness in residential and customer inventory management in commercial markets driving the decline in unit volumes. Industrial end markets were solid and renewables and datacenter verticals were also notably strong in the quarter. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the third quarter of 2023 was $89.5 million and increased approximately 21.3% compared to the third quarter of 2022, while operating margin in the third quarter of 2023 increased by 300 basis points to 16.6%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 270 basis points to 17.5%, as compared to the same prior year period. The increase in the adjusted operating margin in the third quarter of 2023 is primarily due to approximately six percentage points of margin expansion from favorable price realization, lower material and freight costs, improved operational productivity and the benefit of lower restructuring and related costs net of savings. Those increases were partially offset by approximately four percentage points of margin headwind driven by lower volumes, increasing non-material cost inflation, and investments including SKU optimization efforts.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents

Results of Operations – Nine months ended September 30, 2023 compared to the Nine months ended September 30, 2022

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2023	% of Net sales	2022	% of Net sales
Net sales	$4,027.1		$3,728.3
Cost of goods sold	2,595.2	64.4%	2,623.5	70.4%
Gross profit	1,431.9	35.6%	1,104.8	29.6%
Selling & administrative ("S&A") expense	619.0	15.4%	567.7	15.2%
Operating income	812.9	20.2%	537.1	14.4%
Net income from continuing operations	593.6	14.7%	392.9	10.5%
Less: Net income from continuing operations attributable to non-controlling interest	(4.8)	(0.1)%	(4.5)	(0.1)%
Net income from continuing operations attributable to Hubbell Incorporated	588.8	14.6%	388.4	10.4%
Income from discontinued operations, net of tax	—		52.9
Net income attributable to Hubbell incorporated	588.8		441.3
Less: Earnings allocated to participating securities	(1.4)		(1.1)
Net income available to common shareholders	$587.4		$440.2
Average number of diluted shares outstanding	54.0		54.1
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$10.89		$7.16
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$0.98

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Nine Months Ended September 30,
	2023	% of Net sales	2022	% of Net sales
Operating income (GAAP measure)	$812.9	20.2%	$537.1	14.4%
Amortization of acquisition-related intangible assets	54.3	1.3%	55.7	1.5%
Adjusted operating income (non-GAAP measure)	$867.2	21.5%	$592.8	15.9%
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Nine Months Ended September 30,
	2023	Diluted Per Share	2022	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$588.8	$10.91	$388.4	$7.18
Amortization of acquisition-related intangible assets	54.3	1.01	55.7	1.03
Pension charge	—	—	5.9	0.11
Subtotal	$643.1	$11.92	$450.0	$8.32
Income tax effects(1)	13.4	0.25	15.3	0.29
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$629.7	$11.67	$434.7	$8.03
Less: Earnings allocated to participating securities	(1.5)	(0.03)	(1.1)	(0.02)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$628.2	$11.64	$433.6	$8.01
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$298.8	8.0	$634.3	20.5
Impact of acquisitions	67.1	1.8	20.5	0.7
Impact of divestitures	—	—	(4.0)	(0.1)
Foreign currency exchange	(1.1)	—	(10.0)	(0.4)
Organic net sales growth (non-GAAP measure)	$232.8	6.2	$627.8	20.3

Net Sales

Net sales of $4,027.1 million in the first nine months of 2023 increased by $298.8 million compared to the same period of 2022. Organic net sales increased by 6.2% which was composed of a high single digit percentage increase in price realization partially offset by a low single digit percentage decrease in volumes. Acquisitions contributed 1.8% to sales growth. The primary drivers of these changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 600 basis points to 64.4% in the first nine months of 2023, as compared to 70.4% in the first nine months of 2022, resulting in a related 600 basis point increase in Gross profit margin in the first nine months of 2023, which increased to 35.6% as compared to 29.6% in the first nine months of 2022. The increase in the Gross profit margin primarily reflects approximately eight percentage points of margin expansion driven by favorable price realization, improved operational productivity and lower material costs. Operational productivity was driven by improving supply chain conditions and reduced rates of absenteeism as compared to the prior year period. Those increases were offset by approximately two percentage points of margin headwind driven by continued non-material cost inflation, lower unit volumes, as well as increased investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

Selling & Administrative Expenses

S&A expense in the first nine months of 2023 was $619.0 million and increased by $51.3 million compared to the prior year period. Approximately half of this increase was driven by labor and other cost inflation, while the remainder of the increase was primarily driven by added S&A costs from acquisitions, higher travel and entertainment costs, as well as increased investments in the business. S&A expense in the first nine months of 2023 as a percentage of Net sales increased by 20 basis points to 15.4% from 15.2% in the first nine months of 2022.

Total Other Expense

Total other expense increased by $2.2 million in the first nine months of 2023 to $39.1 million, primarily due to a $10.8 million reduction of income related to the C&I Lighting business disposition in 2022 that did not recur in 2023 and higher non-service pension cost recognized in the first nine months of 2023 as compared to the same period of the prior year. Those items were partially offset by a pension settlement charge of $5.9 million recorded in the nine months ended September 30, 2022 that did not recur in 2023, and lower net interest expense recorded in the first nine months of 2023 compared to the same period of 2022.

Income Taxes

The effective tax rate in the first nine months of 2023 increased to 23.3% as compared to 21.5% in the first nine months of 2022, primarily due to a favorable tax impact in 2022 from the completion of a tax audit and increased 2023 income in higher tax jurisdictions, partially offset by a higher stock based compensation tax benefit in 2023.

Net Income From Continuing Operations Attributable to Hubbell Incorporated and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell Incorporated was $588.8 million in the first nine months of 2023 and increased 51.6% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share from continuing operations in the first nine months of 2023 increased 52.1% as compared to the first nine months of 2022. Adjusted net income from continuing operations attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods, and a $5.9 million pension settlement charge recognized in the nine months ended September 30, 2022, was $628.2 million in first nine months of 2023 and increased by 44.9% as compared to the same period of 2022.

Income From Discontinued Operations, Net of Tax

There was no income or loss from discontinued operations in 2023. Income from discontinued operations, was $52.9 million net of tax in the first nine months of 2022 and included a pre-tax gain on disposal of $73.7 million, partially offset by $9.7 million of pre-tax transaction and separation costs.
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents

Segment Results

UTILITY SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2023	2022
Net sales	$2,450.3	$2,154.8
Operating income (GAAP measure)	563.8	329.3
Amortization of acquisition-related intangible assets	40.8	42.2
Adjusted operating income	$604.6	$371.5
Operating margin (GAAP measure)	23.0%	15.3%
Adjusted operating margin	24.7%	17.2%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Utility Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$295.5	13.7	$432.0	25.1
Impact of acquisitions	23.3	1.1	4.9	0.3
Impact of divestitures	—	—	(4.0)	(0.2)
Foreign currency exchange	(0.2)	—	(1.8)	(0.1)
Organic net sales growth (non-GAAP measure)	$272.4	12.6	$432.9	25.1

Net sales in the Utility Solutions segment in the first nine months of 2023 were $2.5 billion, an increase of $295.5 million, or 13.7%, as compared to the first nine months of 2022. This increase was due to a 12.6% increase in organic net sales in the first nine months of 2023 as compared to the same prior year period, driven by a low double digit percentage increase in price realization and low single digit percentage increase in unit volumes. Net sales increased by 1.1% due to acquisitions. Volume increases were primarily driven by strong demand in Utility T&D Components as utility customers continued to actively invest to upgrade aging infrastructure and modernize the grid and growth in Communications and Controls due to improved availability of semiconductors. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment for the first nine months of 2023 was $563.8 million, an increase of 71.2% compared to the first nine months of 2022. Operating margin increased to 23.0% as compared to 15.3% in the same period of 2022. Excluding amortization of acquisition-related intangibles, the adjusted operating margin increased to 24.7% in the first nine months of 2023 compared to 17.2% in the prior year period. The increase in operating margin was primarily driven by approximately 11 percentage points of margin expansion from favorable price realization, increased volumes, improved operational productivity and lower material costs. Those increases were partially offset by three percentage points of margin headwind due to increases in non-material cost inflation and investments in capacity, innovation and productivity.
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents

ELECTRICAL SOLUTIONS

	Nine Months Ended September 30,
(In millions)	2023	2022
Net sales	$1,576.8	$1,573.5
Operating income (GAAP measure)	249.1	207.8
Amortization of acquisition-related intangible assets	13.5	13.5
Adjusted operating income	$262.6	$221.3
Operating margin (GAAP measure)	15.8%	13.2%
Adjusted operating margin	16.7%	14.1%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Electrical Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$3.3	0.2	$202.3	14.8
Impact of acquisitions	43.8	2.8	15.6	1.1
Impact of divestitures	—	—	—	—
Foreign currency exchange	(0.9)	(0.1)	(8.2)	(0.5)
Organic net sales (decline) growth (non-GAAP measure)	$(39.6)	(2.5)	$194.9	14.2

Net sales in the Electrical Solutions segment in the first nine months of 2023 were $1.6 billion and increased by $3.3 million, or 0.2%, as compared to the first nine months of 2022. The increase was due to a 2.8% increase from acquisitions partially offset by a 2.5% decrease in organic net sales in the first nine months of 2023 as compared to the same prior year period, driven by a high single digit percentage decrease in unit volumes partially offset by a mid single digit percentage increase in price realization. Markets for the Electrical Solutions segment were mixed, with weakness in residential and customer inventory management in commercial markets driving the decline in unit volumes. Industrial end markets were solid and renewables and datacenter verticals were also notably strong in the first nine months of 2023. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the first nine months of 2023 was $249.1 million and increased approximately 19.9% compared to the first nine months of 2022, while operating margin in the first nine months of 2023 increased by 260 basis points to 15.8%. Excluding amortization of acquisition-related intangibles, adjusted operating margin increased by 260 basis points to 16.7%, as compared to the same prior year period. The increase in the adjusted operating margin in the first nine months of 2023 is primarily due to approximately eight percentage points of margin expansion from favorable price realization, lower material and freight costs, improved operational productivity, and the effect of lower restructuring and related costs net of savings. Those increases were partially offset by approximately five percentage points of margin headwind driven by lower volumes, increases in non-material cost inflation and investments in capacity, innovation and productivity.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine months ended September 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities from continuing operations	$535.3	$393.8
Investing activities from continuing operations	(161.4)	92.6
Financing activities from continuing operations	(241.7)	(340.3)
Cash from discontinued operations	—	(51.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.3	(14.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$132.5	$80.1

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2023 was $535.3 million compared to cash provided by operating activities from continuing operations of $393.8 million for the same period in 2022. The increase was primarily due to higher net income during the first nine months of 2023 compared to the same period in 2022, partially offset by an increase in employee and customer incentive payments in the first nine months of 2023, compared to the same period of 2022.

Cash used by investing activities from continuing operations was $161.4 million in the nine months ended September 30, 2023 compared to cash provided of $92.6 million during the comparable period in 2022. This change was driven by $332.8 million in net proceeds from the disposal of the C&I Lighting business in 2022, partially offset by a $103.6 million decrease in cash used for acquisitions, and a $36.6 million increase in capital expenditures in the first nine months of 2023, as we increased capital investments to expand capacity, optimize footprint, and to implement automation and productivity initiatives.

Cash used in financing activities from continuing operations was $241.7 million in the nine months ended September 30, 2023 as compared to cash used of $340.3 million in the comparable period of 2022. This change primarily reflects a decrease of $120.0 million from the Company's share repurchases in the first nine months of 2023 compared to the same prior year period, partially offset by a $10.5 million increase in the payment of dividends in the first nine months of 2023 compared to the same prior year period.

We had no cash from discontinued operations in the nine months ended September 30, 2023 as compared to cash used in discontinued operations of $51.8 million in the comparable period of 2022.

The favorable impact of foreign currency exchange rates on cash was $0.3 million for the nine months ended September 30, 2023 and the change compared to prior year is primarily related to strengthening of the U.S. Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, to invest in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

In May 2023, the Company acquired all of the issued and outstanding membership interests of EIG for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial and industrial markets. This business is reported in the Utility Solutions segment. For information regarding the October 2023 acquisition of Indústria Eletromecânica Balestro Ltda. and our proposed acquisition of Systems Control, see Note 20, Subsequent Events to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

During the first nine months of 2023, we invested $103.8 million in capital expenditures, an increase of $36.6 million from the comparable period of 2022 as we continue to invest in capacity expansion, footprint optimization, and automation and productivity initiatives.

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue through 2024 as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives.

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

The table below presents the restructuring and related costs incurred in the first nine months of 2023, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2023 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2023	Additional expected costs	Expected completion date
2023 Restructuring Actions	$0.4	$0.5	2023
2022 and Prior Restructuring Actions	3.0	3.0	2024
Total Restructuring cost (GAAP measure)	$3.4	$3.5
Restructuring-related costs	5.2	0.7
Restructuring and related costs (Non-GAAP)	$8.6	$4.2

Stock Repurchase Program

We currently have a total authorization to repurchase up to $300 million of shares of our common stock. On October 21, 2022, the Board of Directors approved a new share repurchase program that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. On October 23, 2020, the Board of Directors approved a share repurchase program that authorized the repurchase of up to $300 million of common stock and expired in October 2023 (the "October 2020 program"). In the first nine months of 2023, the Company repurchased $30.0 million of shares of common stock authorized under the October 2020 program. There have been no repurchases under the October 2022 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2023 and December 31, 2022, the Company had $1,439.7 million and $1,437.9 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at September 30, 2023.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted SOFR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2023. As of September 30, 2023, the 2021 Credit Facility was undrawn.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Unsecured Senior Notes

At both September 30, 2023 and December 31, 2022, the Company had outstanding unsecured, senior notes (the "Notes") in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,439.7 million and $1,437.9 million at September 30, 2023 and December 31, 2022, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2023.

Short-term Debt

The Company had $3.3 million and $4.7 million of short-term debt outstanding at September 30, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our Commercial Card Program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2023	December 31, 2022
Total Debt	$1,443.0	$1,442.6
Hubbell Incorporated Shareholders’ Equity	2,739.1	2,360.9
TOTAL CAPITAL	$4,182.1	$3,803.5
Total Debt to Total Capital	35%	38%
Cash and Investments	652.3	520.7
Net Debt	$790.7	$921.9
Net Debt to Total Capital	19%	24%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2023, we returned capital to our shareholders by paying $180.1 million of dividends on our common stock and using $30.0 million of cash for share repurchases.

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

Back to Contents

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $572.8 million of cash and cash equivalents at September 30, 2023, of which approximately 33% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at September 30, 2023.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2023, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to continue repurchasing shares of common stock, and changes in operating results, anticipated market conditions and productivity initiatives, are also forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will", "will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:

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
•Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the United States, United Kingdom and other countries, including the recent and potential changes in U.S. trade policies.
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
•Ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisitions of PCX Holding LLC, Ripley Tools, LLC, Nooks Hill Road, LLC, REF Automation Limited, REF Alabama Inc., El Electronics LLC, and Indústria Eletromecânica Balestro Ltda., as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition.
•Ability to complete the proposed acquisition of Systems Control on the proposed terms or on the anticipated timeline, or at all; failure to achieve the anticipated benefits from the proposed acquisition of Systems Control; other risks related to the completion of the proposed acquisition of Systems Control and actions related thereto, including transaction costs and/or unknown or inestimable liabilities; risks related to the integration of Systems Control and the future opportunities and plans for the combined company.
•The impact of certain divestitures, including the benefits and costs of the sale of the C&I Lighting business to GE Current, a Daintree Company.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
•Political unrest and military actions in foreign countries, including the wars in Ukraine and Israel and trade tensions with China, as well as the impact on world markets and energy supplies and prices resulting therefrom.
•The impact of world economic and political issues, including the long-term effects of Brexit.
•The impact of potential natural disasters or additional public health emergencies on our financial condition and results of operations.
•Failure of information technology systems, cybersecurity breaches, cyber threats, malware, phishing attacks, break-ins and similar events resulting in unauthorized disclosure of confidential information or disruptions or damage to information technology systems that could cause interruptions to our operations or adversely affect our internal control over financial reporting.
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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2023. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

We currently have a total authorization to repurchase up to $300 million of shares of our common stock. On October 21, 2022, the Board of Directors approved a new share repurchase program (the "October 2022 program") that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. On October 23, 2020, the Board of Directors approved a share repurchase program (the "2020 program") that authorized the repurchase of up to $300 million of common stock, which expired in October 2023. There have been no repurchases under the October 2022 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares of Common Stock Purchased (a) (000s)	Average Price Paid Per Share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the Plans (b) (in millions)	Total number of shares purchased as part of publicly announced plans (000s)
July 1, 2023 - July 31, 2023	22	$309.09	$380.0	22
August 1, 2023 - August 31, 2023	10	$316.89	$376.7	10
September 1, 2023 - September 30, 2023	—	$—	$376.7	—
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2023	32	$311.62	$376.7	32
(a) Purchased under our 2020 program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced in October 2020.
(b) As of September 30, 2023, the remaining amount available for share repurchases included $76.7 million under our 2020 program and the full amount under our October 2022 program authorizing the repurchase of up to $300 million shares of common stock, which was publicly announced on October 21, 2022 and expires in October 2025.

HUBBELL INCORPORATED-Form 10-Q    50

Back to Contents

ITEM 5	Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    51

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101	The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.					*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    52

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2023

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    53