Form 10-K
period 2023-12-31
HUBBELL INC
filed 2024-02-08
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
☑
•	whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.		☐
•	whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).		☐
•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	☐	No	☑
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
			Yes	☐	No	☑
•whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
			Yes	☐	No	☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023 was $17,689,392,767.* The number of shares outstanding of Hubbell Common Stock as of February 1, 2024 is 53,626,956.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant's 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Recognized for our innovation, quality, and deep commitment to serving our customers for over 135 years, Hubbell is a world-class manufacturer of electrical and utility solutions, with more than 75 brands used around the world. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy.

Our products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, the People’s Republic of China (“China”), the United Kingdom (“UK”), Brazil, Australia, Spain, Ireland, and the Republic of the Philippines. Hubbell also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East.

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

Utility Solutions Segment

Hubbell Utility Solutions has leading positions In Front of the Meter and at The Edge. The Utility Solutions segment (61% of consolidated revenues in 2023, 58% in 2022 and 56% in 2021) consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, enclosures, cutouts and switches. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial variability in purchases by electrical utilities would affect this segment.

On December 12, 2023 the Company acquired Northern Star Holdings, Inc. ("Systems Control") for approximately $1.1 billion, net of cash acquired, subject to customary purchase price adjustments (the "Systems Control Acquisition"). Systems Control is a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions. This acquisition enhances Hubbell Utility Solutions' industry-leading franchise across utility components, communications and controls.

Products of the Utility Solutions segment are sold under the following brands and/or trademarks:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel®
•	Electro Composites®	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®
•	Reliaguard®	•	Greenjacket®	•	Armorcast®	•	Beckwith Electric™
•	Continental®	•	R.W. Lyall™	•	Gas Breaker®	•	AEC™
•	Ripley®	•	Electro Industries / Gauge Tech™	•	Systems Control™

4	HUBBELL INCORPORATED - Form 10-K

Electrical Solutions Segment

Hubbell Electrical Solutions is positioned Behind the Meter, providing key components to building operators and industrial customers that enable them to manage their energy and operate critical infrastructure more efficiently and effectively. The Electrical Solutions segment (39% of consolidated revenues in 2023, 42% in 2022 and 44% in 2021) comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, and lighting fixtures, as well as other electrical equipment.

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

In December 2023, the Company entered into a definitive agreement to sell its residential lighting business for a cash purchase price of $131 million, subject to customary adjustments. The residential lighting business sells indoor and outdoor lighting solutions. The business generated $187.1 million in sales in 2023. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2024. The assets and liabilities of this business are recorded in assets and liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2023.

Products of the Electrical Solutions segment are sold under various brands and/or trademarks and are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). Brands and/or trademarks of products of the Electrical Solutions segment include:

•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm®	•	EC&M Design®
•	Bryant®	•	Wiegmann®	•	AccelTex Solutions™	•	iDevices®	•	Progress Lighting Design®*
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Connector Products™	•	Austdac™
•	CMC®	•	Hawke™	•	Chalmit™	•	PCX™
*Brand is part of the residential lighting business, which is part of the pending sale discussed above.

HUBBELL INCORPORATED - Form 10-K	5

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

Patents

Hubbell has approximately 3,100 active United States and foreign patents covering a portion of its products, which expire at various times. While Hubbell deems these patents to be of value, it does not consider its business to be dependent upon patent protection. Hubbell also licenses products under patents owned by others, as necessary, and grants licenses under certain of its patents.

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Substantially all of the backlog existing at December 31, 2023 in the Electrical Solutions segment is expected to be shipped to customers in 2024. In the Utility Solutions segment, substantially all of the backlog existing at December 31, 2023 is expected to be shipped during 2024, along with $200 million of backlog of contracts that span multiple years, primarily related to long-term contracts of the Aclara business to deliver and install meters and grid monitoring sensor technology. The backlog of orders believed to be firm at December 31, 2023 was $2,328 million compared to $2,463 million at December 31, 2022. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

Competition

Hubbell experiences substantial competition in all categories of its business, but does not compete with the same companies in all of its product categories. The number and size of competitors vary considerably depending on the product line. Hubbell cannot specify with precision the number of competitors in each product category or their relative market position. However, some of its competitors are larger companies with substantial financial and other resources. Hubbell considers product performance, reliability, quality and technological innovation to be important factors relevant to all areas of its business and considers its reputation as a manufacturer of quality products to be an important factor in its business. In addition, product price, service levels and other factors can affect Hubbell’s ability to compete.

6	HUBBELL INCORPORATED - Form 10-K

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

As of December 31, 2023, Hubbell had approximately 18,317 salaried and hourly employees of whom approximately 11,182, or 61% are located in the United States. Approximately 2,332 of these U.S. employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory and regularly engages with its labor unions.

Hubbell is committed to fostering an environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where employees feel that their contributions are welcomed and valued, allowing them to fully engage their talents and training in their work, while generating personal satisfaction in their role within Hubbell. Hubbell has created a multi-year, enterprise-wide strategy dedicated to evolving our inclusive culture while addressing underrepresentation where it exists across our company. As of December 31, 2023, 33% of our employees identify as female, and within the United States, 32% identify as female and 41% are racially diverse.

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

The Company also encourages its employees to give back to their communities. The Company supports employees’ spirit of volunteerism in their communities throughout the year with its Volunteer Paid Time Off policy, which provides all employees with up to 8 hours of paid time off a year to volunteer with an eligible 501(c)(3) charity of their choice.

As a manufacturing company, we focus on protecting the health and safety of our employees. In 2023, the Company hosted a Culture of Safety Summit with safety and plant leaders from across the enterprise, focused on ensuring that employees Think Safe, Work Safe and Go Home Safe. We dedicate resources to track and monitor safety and recordable incidents using an enterprise-wide data management system. Through the Company’s myLife program, the Company provides comprehensive, competitive benefits that retain and support our employees supporting their health, wealth and peace of mind.

In 2023, Hubbell again conducted an enterprise-wide employee survey, the Elevate Employee Experience Survey, to better understand the voices of our employees worldwide. Elevate was the largest survey conducted by the Company and approximately 84% of Hubbell’s employees responded, providing insights that the Company developed into action plans to continue to drive employee engagement at the enterprise and local level.

HUBBELL INCORPORATED - Form 10-K	7

Information about our Executive Officers

Name (1)	Age	Present Position	Business Experience
Gerben W. Bakker	59	Chairman of the Board, President and Chief Executive Officer	Present position since May 2021; previously President and Chief Executive Officer since October 2020; President and Chief Operating Officer June 2019 to October 2020; Group President, Power Systems February 2014 to June 2019; various other positions at Hubbell 1988 to 2014.
William R. Sperry	61	Executive Vice President, Chief Financial Officer	Present position since May 2020; previously, Executive Vice President, Chief Financial Officer and Treasurer June 2019 to May 2020; Senior Vice President and Chief Financial Officer 2012 to 2019; Vice President, Corporate Strategy and Development August 2008 to June 2012; also a member of the board of directors of MSA Safety Incorporated since February 2019.
Jonathan M. Del Nero	52	Vice President, Controller	Present position since January 2021; previously, Assistant Controller 2014 to January 2021.
Alyssa R. Flynn	52	Chief Human Resources Officer	Present position since February 2022; previously Vice President, Compensation, Benefits & HR Systems from 2014 to February 2022; Chief of Staff to the Chief Executive Officer from June 2021 to February 2022.
Gregory A. Gumbs	54	President, Utility Solutions Segment	Present position since July 2023; previously President and CEO, Bosch Rexroth, September 2020 to June 2023; Vice President & General Manager Electrical Energy Automation Solutions Business, Eaton Corporation 2015 to May 2020.
Katherine A. Lane	46	Senior Vice President, General Counsel and Secretary	Present position since May 2021; previously Vice President, General Counsel and Secretary June 2019 to May 2021; Vice President, Acting General Counsel and Secretary March 2019 to June 2019; Vice President, Associate General Counsel 2017 to March 2019; various other positions at Hubbell 2010 to 2017.
Mark E. Mikes	59	President, Electrical Solutions Segment	Present position since July 2023; previously Division President, Hubbell Power Systems and Enterprise Operational Excellence from July 2022 to June, 2023; Division President, Hubbell Power Systems, November, 2019 to July, 2022; various other position at Hubbell, 1989 - November, 2019.
(1)As of February 8, 2024, there are no family relationships among any of the above executive officers and any of our directors. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

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

We have recently experienced significant inflationary pressure across much of our business. Global supply chain issues and increased demand have led to increased freight, labor and commodity costs. In addition, various factors, including the level of economic activity in China, the war between Ukraine and Russia and the war between Israel and Hamas, have added to the volatility in energy costs. We have had to take various pricing actions to cover the higher costs and protect our margin profile. There can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures.

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

We compete on the basis of product performance, quality, service and/or price. Competitors' behavior related to these, among other areas, could potentially have significant impacts on our financial results. Our competitive strategy is to design and manufacture high quality products at the lowest possible cost. Our strategy is to also increase selling prices to offset rising costs of raw materials and components. Competitive pricing pressures may not allow us to offset some or all of our increased costs through pricing actions. Alternatively, if raw material and component costs decline, the Company may not be able to maintain current pricing levels. We may face increased competition due to the rapid development and rising use of artificial intelligence (AI) and machine learning technologies. Failure to adopt and incorporate such technologies to improve productivity, manufacturing technology or support functional teams may put us at a long-term competitive disadvantage. Competition could also affect future selling prices or demand for our products which could have an adverse impact on our results of operations, financial condition and cash flows.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 8% of our Net sales in 2023. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Business and Operational Risks

Our ability to effectively develop and introduce new products could adversely affect our ability to compete.

New product introductions and the enhancement of existing products and services are key to the Company’s competitive strategy. The success of new product introductions is dependent on a number of factors, including, but not limited to, timely and successful development of new products, including software development, market acceptance of these products and the Company’s ability to manage the risks associated with these introductions. These risks include development and production capabilities, management of inventory levels to support anticipated demand, the risk that new products may have quality defects in the early stages of introduction, and obsolescence risk of existing products. The Company cannot predict with certainty the ultimate impact new product introductions could have on our results of operations, financial condition or cash flows.

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

HUBBELL INCORPORATED - Form 10-K	9

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

As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $3,729 million. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

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

We may fail to realize all of the anticipated benefits of the Systems Control Acquisition or those benefits may take longer to realize than expected.

The full benefits of the Systems Control Acquisition, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Systems Control Acquisition could adversely affect our results of operations or cash flows and decrease or delay the expected accretive effects of the Systems Control Acquisition.

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

We have continued to work on improving our utilization of our enterprise resource planning system, expanding standardization of business processes and performing implementations at our remaining businesses, as well as acquired businesses, for example, the implementation of our enterprise resource planning system in 2024 at Aclara. We expect to incur additional costs related to future implementations, process reengineering efforts as well as enhancements and upgrades to the system. These system modifications and implementations could result in operating inefficiencies which could adversely impact our operating results and/or our ability to perform necessary business transactions.

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

Deterioration in the credit quality of, loss of, significant decline in business with, or pricing pressure from, our customers could have a material adverse effect on our operating results and financial condition.

We have an extensive customer base of distributors, wholesalers, electric utilities, OEMs, electrical contractors, telecommunications companies and retail and hardware outlets. We are not dependent on a single customer, however, our top ten customers account for approximately 42% of our Net sales. Deterioration in the credit quality of, loss of, significant decline in business with, or pricing pressure from, one or more of our major customers could adversely affect our results of operations, financial condition and cash flows.

We have outstanding indebtedness; our indebtedness has increased as a result of the System Control Acquisition and will continue to increase if we incur additional indebtedness in the future and do not retire existing indebtedness.

We have outstanding indebtedness and other financial obligations and significant unused borrowing capacity. The amount of cash required to pay interest on our indebtedness following completion of the Systems Control Acquisition, and thus the demands on our cash resources, is greater than the amount of cash required to service our indebtedness prior to the Systems Acquisition. Our increased indebtedness level and related debt service obligations could have negative consequences, including (i) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our indebtedness, which would reduce the funds we have available for other purposes, (ii) reducing our flexibility in planning for or reacting to changes in our business and market conditions and (iii) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

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

Government agencies and the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.

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

12	HUBBELL INCORPORATED - Form 10-K

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

In prior years, the U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"), which was replaced by the U.S.-Mexico-Canada Agreement on July 1, 2020, and proposed trade agreements, like the Trans-Pacific Partnership ("TPP"), from which the United States has formally withdrawn, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business. In addition, we cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business.

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

HUBBELL INCORPORATED - Form 10-K	13

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”). The SEC has established annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we cannot ensure that we will be able to obtain these conflict-free minerals at competitive prices. Compliance with these requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

14	HUBBELL INCORPORATED - Form 10-K

General Risk Factors

We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.

Natural disasters, the economic uncertainty resulting from the spread of global pandemics (such as the COVID-19 pandemic), acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events have in the past, and could in the future cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. For example, increases in energy demand and supply disruptions caused by the conflict in Ukraine have resulted in significantly higher energy prices, particularly in Europe. Additionally, the war between Israel and Hamas has added to the volatility in energy costs. Persistent high energy prices and the potential for further supply disruptions, may have an adverse impact on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

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

ITEM 1B    Unresolved Staff Comments

None.

ITEM 1C    Cybersecurity

Risk Management and Strategy

Hubbell recognizes the importance of maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Cybersecurity related risks are included in the risk universe that our enterprise risk management program evaluates to assess top risks to the enterprise on an annual basis. To the extent the enterprise risk management process identifies a heightened cybersecurity-related risk, risk owners are assigned to develop mitigation plans, which are then tracked to completion. Cybersecurity related risks are also considered as part of our business continuity and resiliency planning. Business continuity plans establish risk management processes and procedures to mitigate interruptions to business activities, including from cybersecurity incidents.

Given the complexity and evolving nature of the cybersecurity threat landscape, Hubbell has a dedicated team of internal and external cybersecurity professionals led by Hubbell’s Chief Information Security Officer (“CISO”) that regularly monitor alerts and meet to discuss threat levels, trends, and remediation. We engage a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our cybersecurity program. The engagement of third parties includes regular audits, threat assessments, and information system penetration tests. We also actively engage with key vendors, industry participants, legal counsel, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and procedures. Hubbell further recognizes risks associated with the use of third-party service providers and has processes to identify material risks related to third parties. We conduct security assessments of third-party providers prior to their engagement and perform ongoing monitoring to ensure compliance with our cybersecurity standards. Our monitoring includes periodic assessments by the CISO and a team of cybersecurity professionals. Our cybersecurity risk management program is aligned to the National Institute of Standards and Technology Cyber Security Framework (NIST CSF).

We have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect our business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item IA. Risk Factors for potential risks related to our information technology systems that we are subject to and that may materially adversely affect our business (“We are subject to risks surrounding our information technology systems failures, network disruptions, breaches in data security and compliance with data privacy laws or regulations.”).

Governance

Hubbell’s Board of Directors (the “Board”) recognizes the critical nature of managing risks associated with cybersecurity threats. The Audit Committee of the Board has been delegated oversight of risks associated with cybersecurity threats and has developed mechanisms to ensure effective oversight in managing such cybersecurity risks. The Audit Committee is composed of Board members with diverse expertise, including cybersecurity and technology, financial, and risk management experience.

Hubbell’s cybersecurity program is managed by a dedicated CISO who has over a decade of information technology and program management experience. The CISO is responsible for leading our enterprise-wide cybersecurity program and assessing, monitoring, and managing our cybersecurity risks. These responsibilities include overseeing cybersecurity governance programs, testing our compliance with standards, remediating known risks, completing cybersecurity risk management activities related to acquisition due diligence and integration, and leading our employee cybersecurity training program. The CISO stays current with the latest developments in cybersecurity and the evolving threat landscape to inform cybersecurity prevention, detection, mitigation, and remediation efforts. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes processes to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a detailed incident response plan which outlines the steps to be followed from incident detection to mitigation, notifications, and recovery. Notifications include functional areas (including legal), senior management and the Board, as applicable. We have adopted and enforce various enterprise-wide policies relating to cybersecurity, to ensure the ongoing protection of our systems including, policies to identify, classify, and protect company data, manage vulnerabilities, and perform user access reviews. We further conduct drills of our incident response plan to prepare

16	HUBBELL INCORPORATED - Form 10-K

incident response teams and provide cybersecurity training and phishing simulations throughout the year via our enterprise learning management systems.

The CISO provides regular (but not less than quarterly) updates to the Audit Committee. These updates include a broad range of topics, including the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives and strategies, incident reports, and the results of internal and external assessments of our information systems. The CISO, in his capacity, regularly informs our Chairman, President and Chief Executive Officer; EVP, Chief Financial Officer; and SVP, General Counsel and Secretary on aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management, including the Company’s Disclosure Committee, are made aware of Hubbell’s cybersecurity posture and potential cybersecurity risks. Furthermore, any material cybersecurity matters, and strategic cybersecurity risk management matters are promptly escalated to the Audit Committee of the Board.

ITEM 2    Properties

As of December 31, 2023, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. The Utility Solutions segment operates 2 warehouse facilities and 31 manufacturing facilities globally, totaling approximately 5.2 million square feet. The Electrical Solutions segment operates 7 warehouse facilities and 21 manufacturing facilities globally totaling approximately 4.8 million square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

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

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the New York Stock Exchange under the symbol, "HUBB".

The number of common shareholders of record on February 1, 2024 was 1,140.

Our dividends are declared at the discretion of our Board of Directors. In October 2023, the Company’s Board of Directors approved an increase in the common stock dividend rate from $1.12 to $1.22 per share per quarter. The increased quarterly dividend payment commenced with the December 15, 2023 payment made to the shareholders of record on November 30, 2023.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities

We currently have total authorization to repurchase up to $300 million of shares of our common stock. On October 21, 2022 the Board of Directors approved a new share repurchase program (the "October 2022 program") that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. On October 23, 2020 the Board of Directors approved a share repurchase program (the "October 2020 program") that authorized the repurchase of up to $300 million of common stock, which expired in October 2023. There have been no repurchases under the October 2022 program. At December 31, 2023 our remaining share repurchase authorization under the October 2022 program was $300 million. The Company repurchased $30.0 million and $182.0 million of shares of Common Stock in 2023 and 2022, respectively, under the October 2020 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases during the quarter ended December 31, 2023.

18	HUBBELL INCORPORATED - Form 10-K

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2023, with a cumulative total return on the (i) Standard & Poor’s MidCap 400 (“S&P MidCap 400”), (ii) the S&P 500, and (iii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P 500. The comparison assumes $100 was invested on December 31, 2018 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Hubbell Incorporated, the S&P MidCap 400 Index, the S&P 500 Index
and the Dow Jones US Electrical Components & Equipment Index

$400
$300
$200
$100
12/18
12/19
12/20
12/21
12/22
12/23
Hubbell Incorporated
S&P Midcap 400
S&P 500
Dow Jones US Electrical Components & Equipment

	12/18	12/19	12/20	12/21	12/22	12/23

Hubbell, Inc.	100.00	152.84	166.45	225.69	259.65	369.74
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Electrical Components & Equipment	100.00	123.69	149.34	187.20	154.45	197.36

HUBBELL INCORPORATED - Form 10-K	19

ITEM 6    [Reserved]

20	HUBBELL INCORPORATED - Form 10-K

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form-10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 9, 2023.

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings, industrial facilities and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, Ireland, and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,300 individuals worldwide as of December 31, 2023.

Our reporting segments consist of the Utility Solutions segment, that has a leading position in Front of the Meter and at The Edge and the Electrical Solutions segment that is positioned Behind the Meter. Our long-term strategy is to: Serve our customers with reliable and innovative electrical and related infrastructure solutions with desired brands and high-quality service, delivered through a competitive cost structure; complement organic revenue growth with acquisitions that enhance our product offerings; and allocate capital effectively to create shareholder value.
Our strategy to complement organic revenue growth with acquisitions is focused on acquiring assets that extend our capabilities, expand our product offerings, and present opportunities to compete in core, adjacent or complementary markets. Our acquisition strategy also provides the opportunity to advance our revenue growth objectives during periods of weakness or inconsistency in our end-markets. Pursuant to that strategy, we made three acquisitions in 2023 for an aggregate purchase price, net of cash, of approximately $1.2 billion, including our mid-December acquisition of Northern Star Holdings, Inc. (commercially known as Systems Control) for approximately $1.1 billion, net of cash. For additional information regarding our acquisition, see Note 4 - Business Acquisitions and Dispositions, in the accompanying Consolidated Financial Statements, which note is incorporated herein by reference.

Our strategy to deliver products through a competitive cost structure has resulted in past and ongoing restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure and effectiveness, as well as the efficiency of our workforce.

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

HUBBELL INCORPORATED - Form 10-K	21

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable, particularly in our Electrical Solutions segment. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Since early 2021, we have experienced significant inflationary pressure across much of our business. As a result, we have taken various pricing actions to cover the higher costs and to protect our profitability. Although there has been some mitigation in the rate of inflation in recent months, we expect inflation to remain a factor for the foreseeable future and we expect to continue to take these pricing actions subject to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity which could reduce our customers’ demand for our products.

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

Results of Operations

Our operations are classified into two reportable segments: Utility Solutions and Electrical Solutions. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in five primary end markets: utility T&D components, utility communications and controls, non-residential, residential, and industrial. Unless specified otherwise, all comparisons of 2023 results are with 2022 results.

In 2023, Net sales increased by 8.6% or $425 million and organic Net sales(1) increased by 6.6% or $325 million on favorable price realization partially offset by modestly lower volumes, as further discussed in segment results below. Operating margin increased in 2023, by 500 basis points and adjusted operating margin(1) also increased by 510 basis points, driven by favorable price realization, improved operational productivity and lower material costs. Those increases were partially offset by continued non-material cost inflation, increased investments in capacity, innovation and productivity and lower unit volumes. Net income from continuing operations attributable to Hubbell increased by 48.6% in 2023 compared to the prior year and diluted earnings per share from continuing operations increased by 49.0%. Adjusted net income from continuing operations attributable to Hubbell(1) increased by 44.1% in 2023 compared to the prior year and adjusted diluted earnings per share from continuing operations(1) increased by 44.4% in 2023.

Operating cash flow was higher in 2023 at $880.8 million as compared to $636.2 million in prior year. Free cash flow(2) was higher in 2023 at $715.1 million as compared to $506.9 million in the prior year. In 2023 we paid $245.5 million in shareholder dividends, an increase of 6.9% as compared to the prior year. We also invested $165.7 million in capacity for our customers as well as in innovation and productivity initiatives, and repurchased $30.0 million of shares in 2023.

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

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2023	% of Net sales	2022	% of Net sales
Net sales	$5,372.9		$4,947.9
Cost of goods sold	3,484.8	64.9%	3,476.3	70.3%
Gross profit	1,888.1	35.1%	1,471.6	29.7%
Selling & administrative expenses	849.6	15.8%	762.5	15.4%
Operating income	1,038.5	19.3%	709.1	14.3%
Net income from continuing operations	766.0	14.2%	516.8	10.4%
Less: Net income from continuing operations attributable to noncontrolling interest	(6.2)	(0.1)%	(5.5)	(0.1)%
Net Income From Continuing Operations Attributable to Hubbell Incorporated	759.8	14.1%	511.3	10.3%
Income from discontinued operations, net of tax	—	—%	34.6	0.7%
Net income attributable to Hubbell Incorporated	759.8	14.1%	545.9	11.0%
Less: Earnings allocated to participating securities	(1.8)		(1.4)
Net income available to common shareholders	$758.0		$544.5
Average number of diluted shares outstanding	54.0		54.1
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$14.05		$9.43
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$0.64

HUBBELL INCORPORATED - Form 10-K	23

Adjusted Operating Measures

In the following discussion of results of operations, we refer to "adjusted" operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items that, in management's judgment, significantly affect the comparability of operating results, or we do not consider a component of our core operating performance.

Significant items impacting comparability:

Transaction, integration and separation costs

The effects that acquisitions and divestitures may have on our results fluctuate significantly based on the timing, size and number of transactions, and therefore result in significant volatility in the costs to complete transactions and integrate or separate the businesses.

The size of acquisition and divestiture actions taken by the Company in the fourth quarter of 2023 has resulted in a significant increase in these costs. As a result, we believe excluding costs relating to these fourth quarter transactions provides useful and more comparable information to investors to better assess our operating performance.

Transaction costs are primarily professional services and other fees incurred to complete the transactions. Integration and separation costs are the internal and external incremental costs directly relating to these activities for the acquired or divested business.

Pension charge

In 2022, we incurred pension settlement charges of $7.0 million that did not repeat in 2023.

Amortization of intangible assets

Adjusted operating measures also exclude non-cash amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles" within the Notes to Consolidated Financial Statements.

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

Adjusted results also excluded the income tax effects of the above adjustments which are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
The Company excludes these non-core items because we believe it enhances management's and investors' ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below, Note 4 – Business Acquisitions and Dispositions, and Note 12 – Retirement Benefits, for additional information.

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

24	HUBBELL INCORPORATED - Form 10-K

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

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	For the Year Ended December 31,
	2023	% of Net sales	2022	% of Net sales
Operating income (GAAP measure)	$1,038.5	19.3%	$709.1	14.3%
Amortization of acquisition-related intangible assets	76.8	1.4%	78.6	1.6%
Transaction, integration & separation costs	13.5	0.3%	—
Adjusted operating income (non-GAAP measure)	$1,128.8	21.0%	$787.7	15.9%

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	For the Year Ended December 31,
	2023	Diluted Per Share	2022	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$759.8	$14.08	$511.3	$9.46
Amortization of acquisition-related intangible assets	76.8	1.42	78.6	1.45
Transaction, integration & separation costs	13.5	0.25	—	—
Pension charge	—	—	7.0	0.13
Subtotal	$850.1	$15.75	$596.9	$11.04
Income tax effects(1)	20.7	0.38	21.4	0.39
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$829.4	$15.37	$575.5	$10.65
Less: Earnings allocated to participating securities	(1.9)	(0.04)	(1.5)	(0.03)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$827.5	$15.33	$574.0	$10.62
Average number of diluted shares outstanding	54.0		54.1
Adjusted diluted earnings per share from continuing operations	$15.33		$10.62
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$425.0	8.6	$753.8	18.0
Impact of acquisitions	96.6	1.9	41.8	1.0
Impact of divestitures	—	—	(4.0)	(0.1)
Foreign currency exchange	3.1	0.1	(16.3)	(0.4)
Organic Net sales growth (non-GAAP measure)	$325.3	6.6	$732.3	17.5

HUBBELL INCORPORATED - Form 10-K	25

2023 Compared to 2022

Net Sales

Net sales of $5,372.9 million in 2023 increased by $425.0 million, or 8.6%, compared to 2022. Organic net sales increased by 6.6%, which was composed of a high single digit percentage increase in price realization, partially offset by a low single digit percentage decrease in volumes. Net sales also increased by 1.9% from acquisitions and by 0.1% from foreign exchange.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 540 basis points to 64.9% in 2023 as compared to 70.3% in 2022, resulting in a related 540 basis point increase in Gross profit margin in 2023, which increased to 35.1% as compared to 29.7% in 2022. The increase in the Gross profit margin primarily reflects approximately nine percentage points of margin expansion driven by favorable price realization, improved operational productivity and lower material costs. Operational productivity was driven by improving supply chain conditions and reduced rates of absenteeism as compared to the prior year. Those increases were offset by approximately four percentage points of margin headwind driven by continued non-material cost inflation, increased investment in capacity, innovation and productivity, as well as lower unit volumes.

Selling & Administrative Expenses

S&A expense in 2023 was $849.6 million and increased by $87.1 million compared to the prior year. S&A expense as a percentage of Net sales increased by 40 basis points to 15.8% in 2023. The increase in S&A expense as a percentage of Net sales is primarily due to the impact of higher personnel cost and other cost inflation that was partially offset by a benefit from the increase in Net sales.

Total Other Expense

Total other expense increased by $3.1 million in 2023 to $55.2 million compared to the prior year, primarily due to a $13.3 million reduction of income related to the C&I Lighting business disposition in 2022 that did not recur in 2023 and higher non-service pension cost recognized in 2023 as compared to 2022. Those items were partially offset by a pension settlement charge of $7.0 million recorded in 2022 that did not recur in 2023 and lower net interest expense recorded in 2023 compared to 2022.

Income Taxes

The effective tax rate was 22.1% in 2023 as compared to 21.3% in 2022. The increase in the effective tax rate is primarily due to a favorable tax impact in 2022 from the completion of a tax audit and increased 2023 income in higher tax jurisdictions, partially offset by a higher stock based compensation tax benefit in 2023.

Net Income From Continuing Operations Attributable to Hubbell and Earnings Per Diluted Share From Continuing Operations

Net income from continuing operations attributable to Hubbell was $759.8 million in 2023 and increased 48.6% as compared to 2022. Adjusted net income from continuing operations attributable to Hubbell was $829.4 million in 2023 and increased 44.1% as compared to 2022. The increase in net income from continuing operations and adjusted net income from continuing operations is primarily the result of higher operating income, driven by higher Net sales, and operation margin expansion, partially offset by an increase in the effective tax rate, all as discussed above. As a result, earnings per diluted share from continuing operations in 2023 increased 49.0% compared to 2022. Adjusted earnings per diluted share from continuing operations in 2023 increased 44.4% as compared to 2022.

Income From Discontinued Operations, Net of Tax

There was no income or loss from discontinued operations in 2023. Income from discontinued operations, net of tax was $34.6 million in 2022. Income from discontinued operations, net of taxes for the year ended December 31, 2022 includes pre-tax transaction and separation costs of $8.8 million.

26	HUBBELL INCORPORATED - Form 10-K

Segment Results

Utility Solutions

	For the Year Ended December 31,
(in millions)	2023	2022
Net sales	$3,261.7	$2,871.1
Operating income	$706.6	$438.2
Amortization of acquisition-related intangible assets	58.3	56.3
Transaction, integration & separation costs	13.2	—
Adjusted operating income	$778.1	$494.5
Operating margin (GAAP measure)	21.7%	15.3%
Adjusted operating margin	23.9%	17.2%

The following table reconciles our Utility Solutions segment Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$390.6	13.6	$536.7	23.0
Impact of acquisitions	52.7	1.8	10.0	0.4
Impact of divestitures	—	—	(4.0)	(0.2)
Foreign currency exchange	1.6	0.1	(3.6)	(0.1)
Organic Net sales growth (non-GAAP measure)	$336.3	11.7	$534.3	22.9

Net sales in the Utility Solutions segment in 2023 were approximately $3.3 billion, an increase of 13.6% as compared to 2022. This increase was due to a 11.7% increase in organic net sales driven by a high single digit percentage increase in price realization and a low single digit percentage increase in unit volumes. Acquisitions contributed 1.8% to Net sales growth in 2023 and foreign exchange contributed 0.1%. Volume increases were primarily driven by Communications and Controls due to improved availability of semiconductors, along with strength in utility transmission markets, partially offset by channel inventory management in distribution markets. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment in 2023 increased by 61.3% to $706.6 million as compared to 2022. Operating margin in 2023 increased to 21.7% as compared to 15.3% in 2022. Excluding amortization of acquisition-related intangibles and transaction, integration & separation costs, adjusted operating margin in 2023 increased by 670 basis points to 23.9% as compared to the prior year. The year-over-year increase in operating margin and adjusted operating margin were primarily driven by approximately 10 percentage points of margin expansion from favorable price realization, improved operational productivity and lower material costs. That year-over-year margin expansion includes an increase of approximately 60 basis points from a commercial resolution with a customer in the fourth quarter of 2022 that did not repeat in 2023. Those increases were partially offset by three percentage points of margin headwind due to increases in non-material cost inflation and investments in capacity, innovation and productivity.

Electrical Solutions

	For the Year Ended December 31,
(in millions)	2023	2022
Net sales	$2,111.2	$2,076.8
Operating income (GAAP measure)	$331.9	$270.9
Amortization of acquisition-related intangible assets	18.5	22.3
Transaction, integration & separation costs	0.3	—
Adjusted operating income	$350.7	$293.2
Operating margin (GAAP measure)	15.7%	13.0%
Adjusted operating margin	16.6%	14.1%

HUBBELL INCORPORATED - Form 10-K	27

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2023	Inc/(Dec) %	2022	Inc/(Dec) %
Net sales growth (GAAP measure)	$34.4	1.7	$217.1	11.7
Impact of acquisitions	43.9	2.1	31.8	1.7
Impact of divestitures	—	—	—	—
Foreign currency exchange	1.5	0.1	(12.7)	(0.6)
Organic Net sales growth (non-GAAP measure)	$(11.0)	(0.5)	$198.0	10.6

Net sales of the Electrical Solutions segment in 2023 were $2.1 billion, an increase of $34.4 million, or 1.7% as compared to 2022. Acquisitions contributed 2.1% to the increase, partially offset by a 0.5% decrease in organic net sales in 2023 compared to the prior year, primarily driven by a mid-single digit percentage decrease in unit volumes mostly offset by a mid-single digit percentage increase in price realization. Markets for the Electrical Solutions segment were mixed, with weakness in residential markets and channel inventory management in commercial markets driving the decline in unit volumes. Industrial end markets were solid and renewables and datacenter verticals were also notably strong in 2023. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income of the Electrical Solutions segment in 2023 was $331.9 million and increased approximately 22.5% compared to 2022, while operating margin in 2023 increased by 270 basis points as compared to the prior year to 15.7%. Excluding amortization of acquisition-related intangibles and transaction, integration & separation costs, adjusted operating margin was 16.6% in 2023, which increased 250 basis points as compared to 2022. The increase in the operating margin and adjusted operating margin in 2023 was primarily due to approximately seven percentage points of margin expansion from favorable price realization, improved operational productivity and lower material and freight costs. Those increases were partially offset by approximately four percentage points of margin headwind driven by increases in non-material cost inflation, lower volumes and investments in capacity, innovation and productivity.

28	HUBBELL INCORPORATED - Form 10-K

Financial Condition, Liquidity and Capital Resources

The current and prior period results presented below represent the results of our continuing operations and exclude the results of the C&I Lighting business which are presented within cash provided by discontinued operations. See Note 2 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details.

Cash Flow

	For the Year Ended December 31,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities from continuing operations	$880.8	$636.2
Investing activities from continuing operations	(1,380.2)	18.1
Financing activities from continuing operations	388.5	(437.1)
Cash used in discontinued operations	—	(54.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6.9	(8.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(104.0)	$153.7

The following table reconciles our cash flows from operating activities to free cash flows for 2023 and 2022:

	For the Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities - Continuing Operations (GAAP measure)	$880.8	$636.2
Less: Capital expenditures - Continuing Operations	(165.7)	(129.3)
Free cash flow - Continuing Operations	$715.1	$506.9
Free cash flow as a percent of net income - continuing operations attributable to Hubbell	94.1%	99.2%

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

2023 Compared to 2022

Cash provided by operating activities from continuing operations was $880.8 million in 2023 compared to $636.2 million in 2022. The increase was primarily due to higher net income in 2023 compared to 2022, partially offset by the timing of advance payments from customers, and an increase in employee and customer incentive payments in 2023.

Cash used in investing activities was $1,380.2 million in 2023 compared to cash provided of $18.1 million in 2022. That change was driven by an increase in cash used for acquisitions of $1,034.6 million, net proceeds of $332.8 million in 2022 from the disposition of C&I Lighting business, and a $36.4 million increase in capital expenditures in 2023 for capital investments to expand capacity, optimize footprint, and implement automation and productivity initiatives.

Cash provided by financing activities was $388.5 million in 2023 as compared to cash used of $437.1 million in 2022. The change in cash flows from financing activities primarily reflects an increase in net borrowing of $702.6 million, primarily due to $600 million of indebtedness under the Term Loan Agreement (as defined below) and a $100 million increase in commercial paper borrowing in 2023 to finance the acquisition of Systems Control. The increase in cash provided also reflects lower share repurchases in 2023 compared to 2022.

The favorable impact of foreign currency exchange rates on cash was $6.9 million in 2023 as compared to an unfavorable effect of $8.8 million in 2022. The favorable impact in 2023 was primarily related to a stronger Mexican Peso, British Pound and Canadian Dollar compared to the U.S. Dollar.

HUBBELL INCORPORATED - Form 10-K	29

Investments in the Business

Investments in our business include cash outlays for the acquisitions of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

In December 2023, the Company acquired Northern Star Holdings, Inc., ("Systems Control") for approximately $1.1 billion, net of cash acquired, subject to customary purchase price adjustments. Systems Control is a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions. This business is reported in the Utility Solutions segment and enhances Hubbell Utility Solutions' industry-leading franchise across utility components, communications and controls.

In October 2023, the Company acquired all of the issued and outstanding membership interests of Indústria Eletromecânica Balestro Ltda. ("Balestro") for a cash purchase price of approximately $88 million, net of cash acquired, subject to customary purchase price adjustments. Balestro is a company headquartered in Mogi Mirim, São Paulo, Brazil, and is recognized for designing, manufacturing, and delivering top quality products for the electrical utility industry in Brazil and other countries in Latin America, as well as other parts of the world. This business is reported in the Utility Solutions segment.

In May 2023, the Company acquired all of the issued and outstanding membership interests of El Electronics LLC ("EIG") for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial and industrial markets. This business is reported in the Utility Solutions segment.

For more information, refer to Note 4 - Business Acquisition in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

During 2023, we invested $165.7 million in capital expenditures, an increase of $36.4 million as compared to 2022, as we increased capital investments to expand capacity, optimize footprint and implement automation and productivity initiatives.

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue in 2024 as we continue to invest in previously initiated actions and initiate further footprint consolidation and other cost reduction initiatives.

In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, and accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incurred restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining of our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as "restructuring and related costs", which is a non-GAAP measure. We believe this non-GAAP measure provides investors with useful information regarding our underlying performance from period to period. Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

The table below presents the restructuring and related costs incurred in 2023, additional expected costs, and the expected completion date of restructuring actions that had been initiated as of December 31, 2023 and in prior years (in millions):

	Costs Incurred in 2023	Additional Expected Costs	Expected Completion Date
2023 Restructuring Actions	$1.2	$4.9	2025
2022 and Prior Restructuring Actions	4.2	4.0	2024
Restructuring cost (GAAP measure)	$5.4	$8.9
Restructuring-related costs	6.3	2.8
Restructuring and related costs (Non-GAAP measure)	$11.7	$11.7

30	HUBBELL INCORPORATED - Form 10-K

Stock Repurchase Program

We currently have total authorization to repurchase up to $300 million of shares of our common stock. On October 21, 2022, the Board of Directors approved a new share repurchase program (the "October 2022 program") that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. On October 23, 2020, the Board of Directors approved a share repurchase program (the "October 2020 program") that authorized the repurchase of up to $300 million of common stock, which expired in October 2023. There have been no repurchases under the October 2022 program. At December 31, 2023, our remaining share repurchase authorization under the October 2022 program was $300 million. The Company repurchased $30.0 million and $182.0 million of shares of Common Stock in 2023 and 2022, respectively, under the October 2020 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At December 31, 2023 and 2022, the Company had $2,023.2 million and $1,437.9 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, with the increase resulting primarily from the financing, described below, for the Systems Control acquisition. At December 31, 2023 the Company had $15.0 million of maturities due within the next 12 months related to the Term Loan Agreement, which were classified within short term debt in the Consolidated Balance Sheet. At December 31, 2022, the Company had no long-term debt with maturities due within the next 12 months.

Term Loan Agreement
In December 2023, the Company entered into a new Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis to partially finance the Systems Control Acquisition, which was completed on December 12, 2023. Borrowings under the Term Loan Agreement bear interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based grid) or the alternative base rate. Currently, the loans bear interest based on the adjusted term SOFR rate. The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 2.5% in year one, 2.5% in year two, 5% in year three, with the remaining borrowings under the Term Loan Agreement due and payable in full at maturity in December 2026. The Company may make principal payments in excess of the amortization schedule at its discretion. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of December 31, 2023.

Borrowings under Revolving Credit Facility
The Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) are parties to a five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility"), which matures on March 12, 2026. Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credit to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at December 31, 2023 or December 31, 2022.

The interest rate applicable to borrowings under the 2021 Credit Facility is (i) either the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted SOFR rate plus an applicable margin (determined by a ratings based grid).

The 2021 Credit Facility contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2023.

Unsecured Senior Notes

At each of December 31, 2023 and 2022, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031 (the "Notes"). In the first quarter of 2021, net proceeds from the senior notes due 2031 were used, along with cash on hand, to redeem in full all $300 million outstanding principal amount of the Company's outstanding senior notes due in 2022 (the "2022 Notes"). The redemption of the 2022 Notes resulted in a $16.8 million loss on extinguishment that was recognized in the second quarter of 2021.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,440.3 million and $1,437.9 million at December 31, 2023 and December 31, 2022, respectively.

HUBBELL INCORPORATED - Form 10-K	31

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which is financial) as of December 31, 2023.

Short-term Debt

At December 31, 2023 and 2022, the Company had $117.4 million and $4.7 million, respectively, of short-term debt outstanding composed of:

◦There was $100.0 million of commercial paper borrowings outstanding at December 31, 2023, which were used to partially fund the Systems Control Acquisition. There was no commercial paper outstanding as of December 31, 2022.

◦$15 million of long-term debt was classified as short-term within current liabilities in the Consolidated Balance Sheet, reflecting maturities within the next 12 months relating to borrowing under the Term Loan Agreement at December 31, 2023.

◦The Company had $2.4 million and $4.7 million short-term debt outstanding at December 31, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

The following table sets forth the reconciliation of net debt at December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Total Debt (GAAP measure)	$2,140.6	$1,442.6
Total Hubbell Incorporated Shareholders’ Equity	2,877.0	2,360.9
TOTAL CAPITAL (GAAP measure)	$5,017.6	$3,803.5
Total Debt to Total Capital (GAAP measure)	43%	38%
Cash and Investments	$424.5	$520.7
NET DEBT (non-GAAP measure)	$1,716.1	$921.9
Net Debt to Total Capital (non-GAAP measure)	34%	24%

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

In 2023, we returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with cash flows from operations.

◦In 2023, cash used for share repurchases was $30.0 million.

◦Dividends paid on our Common Stock in 2023 were $245.5 million.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities, including defined benefit retirement obligations and other benefits. Refer to Note 13 - Debt and Note 24 - Leases in the Notes to the Consolidated Financial Statements for further details on anticipated cash outflows. As a result of the Tax Cuts and Jobs Act ("TCJA"), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings. Contractual purchase obligations are approximately $490 million in 2024. Contractual purchase obligations beyond 2024 are not significant.

32	HUBBELL INCORPORATED - Form 10-K

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2023, we have $47.0 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the disclosure. See Note 14 — Income Taxes in the Notes to Consolidated Financial Statements.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to our cash flows from operating activities, we also had $336.1 million of cash and cash equivalents at December 31, 2023, of which approximately 16% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at December 31, 2023.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2023 and 2022, total availability under these lines was $55.9 million and $55.8 million, respectively, of which $23.4 million and $31.7 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2020, the amortization of unrecognized gains and losses of all of the Company's qualified defined benefit pension plans is recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of plan amendments. During 2023 and 2022, we recorded $10.4 million and $10.8 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2023 and 2022, we contributed $20.0 million and $12.5 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make a voluntary contribution to its qualified domestic defined benefit pension plan in 2024. The anticipated level of pension funding in 2024 is not expected to have a significant impact on our overall liquidity.

HUBBELL INCORPORATED - Form 10-K	33

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.16%	5.46%	5.20%	5.50%
Rate of compensation increase	0.08%	0.08%	5.00%	3.93%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.46%	2.79%	5.50%	2.90%
Expected return on plan assets	5.68%	4.59%	N/A	N/A
Rate of compensation increase	0.08%	0.08%	3.93%	3.87%

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $4.4 million on 2024 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2023 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2023, we used a discount rate of 5.20% for our U.S. pension plans compared to a discount rate of 5.50% used in 2022. For our Canadian pension plan, we used a discount rate of 4.61% in 2023, compared to a 5.01% discount rate used in 2022.

For our UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2023 discount rate for the UK pension plan of 4.80% as compared to a discount rate of 5.00% used in 2022.

A decrease of one percentage point in the discount rate would increase our 2024 pretax pension expense by approximately $0.2 million. A discount rate increase of one percentage point would decrease our 2024 pretax pension expense by $0.4 million.

In 2022 and 2023 we used the Pri-2012 mortality table and adopted the MP-2021 projection scale to calculate the present value of our pension plan liabilities. The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

Other Post-Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the discount rate for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2023, the Company used a discount rate of 5.20% to determine the projected benefit obligation compared to a discount rate of 5.50% used in 2022.

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a benefit, net of tax, of $4.7 million in 2023 and $5.5 million in 2022, respectively, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

34	HUBBELL INCORPORATED - Form 10-K

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

HUBBELL INCORPORATED - Form 10-K	35

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
The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over time due to the customized nature of the product and the Company's enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete.
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

Inventory Valuation

Inventories are stated at the lower of cost or market value. Approximately 45% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of LIFO or FIFO cost or market value. Such evaluation is based on our judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

36	HUBBELL INCORPORATED - Form 10-K

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Significant assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2023 and 2022 are included above under “Pension Funding Status” and in Note 12 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

The Company completed its annual goodwill impairment test as of April 1, 2023. For each of the Company's four reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. As of April 1, 2023, the impairment testing resulted in implied fair values for each reporting unit that exceeded such reporting unit’s carrying value, by at least 47%, including goodwill. The Company did not have any reporting units with zero or negative carrying amounts.

HUBBELL INCORPORATED - Form 10-K	37

The goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party end market data, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We corroborate the values determined from our discounted cash flow models by reconciling the sum of the estimated fair values of each reporting unit to our market capitalization at the testing date, including consideration of a control premium. We have not recorded any goodwill impairments since the initial adoption of the accounting guidance in 2002.

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the estimated fair value of the indefinite-lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. For the Company’s annual impairment test as of April 1, 2023, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2023, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test. We did not record any impairments related to indefinite-lived intangible assets in 2023, 2022, or 2021.

38	HUBBELL INCORPORATED - Form 10-K

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements about our expectations regarding our financial results, condition and outlook, anticipated end markets, expected capital resources, liquidity, financial performance, pension funding, and results of operations and are based on our reasonable current expectations. In addition, all statements regarding the expected financial impact of the integration of acquisitions and completion of certain divestitures, including any pro-forma projections related thereto, as well as other statements that are not strictly historic in nature are forward looking. In addition, all statements regarding anticipated growth, changes in operating results, market conditions and economic conditions, adoption of updated accounting standards and any expected effects of such adoption, restructuring plans and expected associated costs and benefits, intent to continue repurchasing shares of common stock, changes in operating results, and anticipated market conditions and productivity initiatives are also forward looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, "will", “will likely be”, and similar words and phrases. Discussions of strategies, plans or intentions often contain forward-looking statements. Important factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include, but are not limited to:
•The general impact of inflation on our business, including the impact on raw materials costs, elevated interest rates and increased energy costs and our ability to implement and maintain pricing actions that we have taken to cover higher costs and protect our margin profile.
•Economic and business conditions in particular industries, markets or geographic regions, as well the potential for continued inflation, a significant economic slowdown, stagflation or recession.
•Effects of unfavorable foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.
•Supply chain disruptions and availability, costs and quantity of raw materials, purchased components, energy and freight.
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
•Ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent acquisitions of El Electronics LLC, Indústria Electromecânica Balestro Ltda., and the Systems Control business, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the company, diversion of management's attention from ongoing business operations and opportunities, and litigation relating to the transaction.
•The impact of certain divestitures, including the benefits and costs of the proposed sale of our residential lighting business.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.

HUBBELL INCORPORATED - Form 10-K	39

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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

In 2023, we manufactured and/or assembled products in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Spain, Australia, and the Republic of the Philippines and sold products in those markets as well as through offices in Singapore, Italy, China, Mexico, South Korea and countries in the Middle East. In 2023, Hubbell also participated in joint ventures in Hong Kong and the Republic of the Philippines. As a percentage of the Company’s total Net sales, shipments from foreign operations directly to third parties were 8% in 2023, 8% in 2022 and 9% in 2021, with the UK, Canadian, and Brazilian operations representing approximately 32%, 29% and 15% respectively, of 2023 total international Net sales. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products. To manage this exposure, we closely monitor the working capital requirements of our international units and may enter into forward foreign exchange contracts.

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
•Product quality issues outside the control of the Company

40	HUBBELL INCORPORATED - Form 10-K

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

As of December 31, 2023, the long-term debt outstanding related to the fixed-rate senior notes was $1,450.0 million. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity. The Company had $600 million outstanding from the Term Loan Agreement at December 31, 2023, and the interest rate is variable based on the adjusted term SOFR rate.

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

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2023 (dollars in millions):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value 12/31/23
ASSETS
Available-for-sale investments	$12.7	$14.6	$12.8	$13.3	$0.3	$11.6	$65.3	$65.0
Avg. interest rate	4.36%	2.93%	4.30%	3.79%	5.00%	4.15%
LIABILITIES
Long-term debt	$15.0	$15.0	$970.0	$300.0	$450.0	$300.0	$2,050.0	$1,951.6
Avg. interest rate	6.72%	6.72%	5.33%	3.15%	3.50%	2.30%

We use derivative financial instruments only if they are matched with a specific asset, liability, or proposed future transaction. We do not speculate or use leverage when trading a financial derivative product.

HUBBELL INCORPORATED - Form 10-K	41

ITEM 8    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

42	HUBBELL INCORPORATED - Form 10-K

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.

In the year ended December 31, 2023, the Company acquired Northern Star Holdings, Indústria Electromecânica Balestro Ltda., and El Electronics LLC Inc, for an aggregate purchase price of approximately $1.2 billion, net of cash acquired. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these businesses from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. These entities accounted for 4% of the Company's total assets excluding intangibles and goodwill as of December 31, 2023 and less than 1% of the Company's net sales for the year then ended December 31, 2023.

In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

/s/ GERBEN W. BAKKER	/s/ WILLIAM R. SPERRY
Gerben W. Bakker	William R. Sperry
Chairman of the Board, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

HUBBELL INCORPORATED - Form 10-K	43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hubbell Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded EI Electronics LLC, Indústria Eletromecânica Balestro Ltda. and Northern Star Holdings from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded EI Electronics LLC, Indústria Eletromecânica Balestro Ltda. and Northern Star Holdings from our audit of internal control over financial reporting. EI Electronics LLC, Indústria Eletromecânica Balestro Ltda. and Northern Star Holdings are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

44	HUBBELL INCORPORATED - Form 10-K

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

Goodwill Impairment Assessments – One of the Reporting Units Subject to a Quantitative Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,533.4 million as of December 31, 2023. Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Goodwill is subject to annual impairment testing. Management performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. For all four of its reporting units, management elected to utilize the quantitative goodwill impairment testing process as permitted in the accounting guidance by comparing the estimated fair value of the Company’s reporting units to their carrying values for both assessments. If the estimated fair value of the Company’s reporting unit exceeds its carrying value, no impairment exists. Goodwill impairment testing requires judgment by management, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Management uses internal discounted cash flow models to estimate fair value. Significant judgments required by management to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans, and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for one of the reporting units subject to a quantitative assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit, and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales growth, gross margin, operating expenses, and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment assessment, including controls over the estimation of the fair value of the reporting unit. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of significant assumptions used by management related to future sales growth, gross margin, operating expenses, and the discount rate. Evaluating management’s assumptions related to the future sales growth, gross margin, operating expenses, and the discount rate involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with industry and third party data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 8, 2024

We have served as the Company’s auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

HUBBELL INCORPORATED - Form 10-K	45

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net sales	$5,372.9	$4,947.9	$4,194.1
Cost of goods sold	3,484.8	3,476.3	3,042.6
Gross profit	1,888.1	1,471.6	1,151.5
Selling & administrative expenses	849.6	762.5	619.2
Operating income	1,038.5	709.1	532.3
Loss on disposition of business (Note 4)	—	—	(6.9)
Loss on extinguishment of debt (Note 13)	—	—	(16.8)
Pension charge (Note 12)	—	(7.0)	—
Interest expense, net	(36.7)	(49.6)	(54.7)
Other (expense) income, net	(18.5)	4.5	5.4
Total other expense	(55.2)	(52.1)	(73.0)
Income from continuing operations before income taxes	983.3	657.0	459.3
Provision for income taxes	217.3	140.2	88.2
Net income from continuing operations	766.0	516.8	371.1
Less: Net income from continuing operations attributable to noncontrolling interest	(6.2)	(5.5)	(6.1)
Net income from continuing operations attributable to Hubbell Incorporated	759.8	511.3	365.0
Income from discontinued operations, net of tax (Note 2)	—	34.6	34.5
Net income attributable to Hubbell Incorporated	$759.8	$545.9	$399.5

Earnings per share
Basic earnings per share from continuing operations	$14.14	$9.49	$6.70
Basic earnings per share from discontinued operations	—	0.64	0.63
Basic earnings per share	$14.14	$10.13	$7.33

Diluted earnings per share from continuing operations	$14.05	$9.43	$6.66
Diluted earnings per share from discontinued operations	—	0.64	0.62
Diluted earnings per share	$14.05	$10.07	$7.28
See notes to consolidated financial statements.

46	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$766.0	$551.4	$405.6
Other comprehensive income (loss):
Currency translation adjustment:
Foreign currency translation adjustments	22.9	(27.9)	(11.5)
Reclassification of currency translation gains included in net income	—	0.5	—
Defined benefit pension and post-retirement plans, net of taxes of $(4.2), $(4.8) and $(3.2)	10.2	14.2	9.2
Unrealized gain (loss) on investments, net of taxes of $(0.2), $0.4 and $0.1	0.6	(1.4)	(0.4)
Unrealized gains (losses) on cash flow hedges, net of taxes of $0.4, $(0.1) and $(0.4)	(0.9)	0.2	1.1
Other comprehensive income (loss)	32.8	(14.4)	(1.6)
Comprehensive income	798.8	537.0	404.0
Less: Comprehensive income attributable to noncontrolling interest	6.2	5.5	6.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$792.6	$531.5	$397.9
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	47

Consolidated Balance Sheet

	At December 31,
(in millions, except share and per share amounts)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$336.1	$440.5
Short-term investments	12.6	14.3
Accounts receivable (net of allowances of $11.6 and $14.3)	785.4	741.6
Inventories, net	832.9	740.7
Other current assets	129.7	84.3
Assets held for sale - current	70.5	—
Total Current Assets	2,167.2	2,021.4
Property, Plant, and Equipment, net	652.6	528.0
Other Assets
Investments	75.8	65.9
Goodwill	2,533.4	1,970.5
Other intangible assets, net	1,196.0	669.9
Other long-term assets	197.1	146.9
Assets held for sale - non-current	91.9	—
TOTAL ASSETS	$6,914.0	$5,402.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$117.4	$4.7
Accounts payable	563.5	529.9
Accrued salaries, wages and employee benefits	173.6	144.2
Accrued insurance	79.1	75.6
Other accrued liabilities	365.2	334.1
Liabilities held for sale - current	24.6	—
Total Current Liabilities	1,323.4	1,088.5
Long-term Debt	2,023.2	1,437.9
Other Non-Current Liabilities	660.6	505.6
Liabilities held for sale - non-current	17.5	—
TOTAL LIABILITIES	$4,024.7	$3,032.0
Commitments and Contingencies (see Note 16)
Hubbell Incorporated Shareholders’ Equity
Common stock, par value $0.01
Common stock - Authorized 200,000,000 shares, outstanding 53,730,566 and 53,689,539 shares	$0.6	$0.6
Additional paid-in capital	6.1	—
Retained earnings	3,182.7	2,705.5
Accumulated other comprehensive loss	(312.4)	(345.2)
Total Hubbell Incorporated Shareholders’ Equity	2,877.0	2,360.9
Noncontrolling interest	12.3	9.7
TOTAL EQUITY	2,889.3	2,370.6
TOTAL LIABILITIES AND EQUITY	$6,914.0	$5,402.6
See notes to consolidated financial statements.

48	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$766.0	$516.8	$371.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	149.7	148.5	149.1
Deferred income taxes	(16.2)	(27.8)	9.2
Stock-based compensation	26.5	24.5	17.5
Provision for bad debt expense	0.3	7.4	1.3
Loss on disposition of business	—	—	6.9
Loss on extinguishment of debt	—	—	16.8
Pension charge	—	7.0	—
Loss (gain) on sale of assets	2.5	3.5	(4.7)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(1.9)	(74.2)	(124.8)
Increase in inventories	(42.1)	(66.5)	(138.9)
Increase (decrease) in accounts payable	13.2	(15.3)	195.1
(Decrease) increase in current liabilities	(4.5)	108.3	27.6
Changes in other assets and liabilities, net	2.1	13.2	(14.9)
Contributions to qualified defined benefit pension plans	(20.0)	(12.5)	(0.1)
Other, net	5.2	3.3	2.5
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	880.8	636.2	513.7
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(165.7)	(129.3)	(90.2)
Acquisitions, net of cash acquired	(1,211.7)	(177.1)	0.1
Proceeds from disposal of business, net of cash	—	332.8	8.5
Purchases of available-for-sale investments	(25.4)	(33.7)	(11.4)
Proceeds from sales of available-for-sale investments	21.8	23.0	11.5
Other, net	0.8	2.4	9.4
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(1,380.2)	18.1	(72.1)
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	600.0	—	298.7
Payment of long-term debt	—	—	(300.0)
Issuance of short-term debt	100.0	—	8.1
Payment of short-term debt	(2.2)	(4.8)	(151.6)
Payment of dividends	(245.5)	(229.6)	(216.9)
Make whole payment for retirement of long-term debt	—	—	(16.0)
Debt issuance cost	(2.2)	—	(4.5)
Acquisition of common shares	(30.0)	(182.0)	(11.2)
Other	(31.6)	(20.7)	(39.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	388.5	(437.1)	(433.0)
Discontinued Operations:
Cash (used in) provided by operating activities	—	(53.0)	30.1
Cash used in investing activities	—	(1.7)	(5.7)
Cash (used in) provided by discontinued operations	—	(54.7)	24.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	6.9	(8.8)	(3.0)
(Decrease) Increase in cash, cash equivalents, and restricted cash	(104.0)	153.7	30.0
Cash and cash equivalents, beginning of year	440.5	286.2	258.6
Cash and cash equivalents within assets held for sale, beginning of year	—	0.7	1.0
Restricted cash, included in other assets, beginning of year	2.8	2.7	—
Less: Restricted cash, included in Other Assets	3.2	2.8	2.7
Less: Cash and cash equivalents within assets held for sale, end of year	—	—	0.7
Cash and cash equivalents, end of year	$336.1	$440.5	$286.2
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	49

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2020	$0.6	$4.9	$2,393.7	$(329.2)	$2,070.0	$15.4
Net income	—	—	399.5	—	399.5	6.1
Other comprehensive (loss) income	—	—	—	(1.6)	(1.6)	—
Stock-based compensation	—	18.6	—	—	18.6	—
Acquisition/surrender of common shares (1)	—	(24.2)	(15.8)	—	(40.0)	—
Cash dividends declared ($3.99 per share)	—	—	(217.4)	—	(217.4)	—
Dividends to noncontrolling interest	—	—	—	—	—	(10.6)
Directors deferred compensation	—	0.7	—	—	0.7	—
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	545.9	—	545.9	5.5
Other comprehensive (loss) income	—	—	—	(14.4)	(14.4)	—
Stock-based compensation	—	24.5	—	—	24.5	—
Acquisition/surrender of common shares (1)	—	(23.1)	(170.5)	—	(193.6)	—
Cash dividends declared ($4.27 per share)	—	—	(229.9)	—	(229.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(6.7)
Directors deferred compensation	—	(1.4)	—	—	(1.4)	—
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
Net income	—	—	759.8	—	759.8	6.2
Other comprehensive (loss) income	—	—	—	32.8	32.8	—
Stock-based compensation	—	26.9	—	—	26.9	—
Acquisition/surrender of common shares (1)	—	(21.4)	(36.6)	—	(58.0)	—
Cash dividends declared ($4.58 per share)	—	—	(246.0)	—	(246.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(3.6)
Directors deferred compensation	—	0.6	—	—	0.6	—
BALANCE AT DECEMBER 31, 2023	$0.6	$6.1	$3,182.7	$(312.4)	$2,877.0	$12.3
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $36.6 million, $170.5 million and $15.8 million in 2023, 2022 and 2021, respectively, reflects this accounting treatment.

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

HUBBELL INCORPORATED - Form 10-K	51

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 4, "Business Acquisitions and Dispositions," of the notes to Consolidated Financial Statements for further information. In conjunction with the residential lighting business being classified as held for sale during the fourth quarter of 2023, depreciation and amortization ceased for the residential lighting business during the fourth quarter of 2023.

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

The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over time due to the customized nature of the product and the Company's enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete.

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

52	HUBBELL INCORPORATED - Form 10-K

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2023 and 2022.

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is based on an estimated amount of probable credit losses in existing accounts receivable. The allowance is calculated based upon a combination of historical write-off experience, fixed percentages applied to aging categories and specific identification based upon a review of past due balances and problem accounts. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued. The Company also maintains a reserve for credit memos and cash discounts which are principally calculated based upon historical experience, specific customer agreements, and anticipated future trends.

Inventories

Inventories are stated at the lower of cost or market value. Approximately 45% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. Reserves for excess and obsolete inventory are provided based on current assessments about future demand compared to on-hand quantities.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $5.8 million and $7.0 million at December 31, 2023 and 2022, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $4.3 million in 2023, $6.6 million in 2022 and $9.6 million in 2021 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a "step-zero" test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to quantitative goodwill impairment testing process as prescribed in the guidance. For each of the Company's four reporting units in 2023, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the Company's reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions on future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company's market capitalization on the valuation date.

HUBBELL INCORPORATED - Form 10-K	53

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

The Company’s intangible assets consist primarily of customer relationships, tradenames, developed technology and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2023, 2022 or 2021. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the estimated fair value of the indefinite lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value.

For the Company’s annual impairment test as of April 1, 2023, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2023, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test.
The Company did not record any impairments related to indefinite-lived intangible assets in 2023, 2022 and 2021.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2023, 2022 or 2021.

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

54	HUBBELL INCORPORATED - Form 10-K

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

Accrued Warranty

The Company offers product warranties which cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purposes. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 2% of Net Sales in 2023 and 2% in each of 2022 and 2021.

Government Assistance

In 2022 we adopted Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance, which requires footnote disclosure of assistance received from government entities. We record amounts received from government entities as a reduction of the associated expense. Amounts received related to depreciable assets are recognized as a reduction to depreciation expense. The total impact of government assistance was not material to the Company in 2023, 2022, and 2021.

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

HUBBELL INCORPORATED - Form 10-K	55

Earnings Per Share

Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends. As a result, the earnings per share accounting guidance requires the Company to use the two-class method for calculating earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities. Basic earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares of common stock outstanding. Earnings per diluted share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding of common stock plus the incremental shares outstanding assuming the exercise of dilutive stock appreciation rights and performance shares. See also Note 19 — Earnings Per Share.

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

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Consolidated Balance Sheet, of which $101.3 million and $91.9 million was outstanding at December 31, 2023 and December 31, 2022, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Consolidated Statement of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to then settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Consolidated Balance Sheet, of which, $2.0 million and $1.9 million was outstanding at December 31, 2023 and December 31, 2022, respectively. Cash flows under the program are reported in financing activities in the Company’s Consolidated Statement of Cash Flows.

56	HUBBELL INCORPORATED - Form 10-K

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting-Improvements to Reportable Segment Disclosures", which adds a requirement for public entities to disclose its significant segment expense categories and amounts for each reportable segment for all periods presented. This information is required to be disclosed at both interim and annual periods. In addition, this ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM") in the consolidated financial statements. Public entities are also required to disclose how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is assessing the impact of adopting this standard on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes: Improvements to Income Tax Disclosures", which enhances the disaggregation of income tax disclosures. The ASU requires public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold equal to or greater than 5%. Public entities are required to provide an explanation of certain rate reconciling items if not otherwise evident, such as the nature, causes and judgement used to categorize the item. The ASU also requires disclosure of income taxes paid (net of refund received) detailed by federal, state/local and foreign, and amounts paid to individual jurisdictions that are equal or greater than 5% of total income taxes paid. The ASU is effective for public entities for fiscal years beginning after December 15, 2024 and for interim periods for fiscal years beginning after December 15, 2025. The Company is assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED - Form 10-K	57

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

Under the terms of the transaction, the Company and the buyer entered into a transition services agreement ("TSA"), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. Income from the TSA and supply agreement was $13.3 million for the year ended December 31, 2022 and was recorded in Other Income in the Consolidated Financial Statements.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net sales	$—	$29.1	$509.4
Cost of goods sold	—	27.8	403.4
Gross profit	—	1.3	106.0
Selling & administrative expenses	—	17.3	88.5
Operating (Loss) income	—	(16.0)	17.5
Gain on disposal of business	—	73.9	—
Other expense	—	(1.5)	(4.1)
Income from discontinued operations before income taxes	—	56.4	13.4
Provision (benefit) for income taxes	—	21.8	(21.1)
Income from discontinued operations, net of taxes	$—	$34.6	$34.5

Income from discontinued operations, net of taxes for the years ended December 31, 2023 and December 31, 2022 includes pre-tax transaction and separation costs of $0.0 million and $8.8 million, respectively.

58	HUBBELL INCORPORATED - Form 10-K

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

The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over time due to the customized nature of the product and the Company's enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete.

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

The following table presents disaggregated revenue by business group.

	Twelve Months Ended December 31,
in millions	2023	2022	2021
Net sales
Utility T&D Components	$2,457.3	$2,218.8	$1,679.8
Utility Communications and Controls	804.4	652.3	654.6
Total Utility Solutions	$3,261.7	$2,871.1	$2,334.4
Electrical Products	833.6	902.4	809.6
Connection and Bonding	652.3	608.7	525.3
Industrial Controls	438.2	337.7	257.8
Retail and Builder	187.1	228.0	267.0
Total Electrical Solutions	$2,111.2	$2,076.8	$1,859.7
TOTAL	$5,372.9	$4,947.9	$4,194.1

HUBBELL INCORPORATED - Form 10-K	59

The following table presents disaggregated third-party Net sales by geographic location (on a geographic basis, the Company defines "international" as operations based outside of the United States and its possessions):

	Twelve Months Ended December 31,
in millions	2023	2022	2021
Net sales
United States	$3,090.7	$2,715.8	$2,204.9
International	171.0	155.3	129.5
Total Utility Solutions	$3,261.7	$2,871.1	$2,334.4
United States	1,831.7	1,820.6	1,604.9
International	279.5	256.2	254.8
Total Electrical Solutions	$2,111.2	$2,076.8	$1,859.7
TOTAL	$5,372.9	$4,947.9	$4,194.1

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $118.6 million as of December 31, 2023 compared to $45.8 million as of December 31, 2022. The $72.8 million increase in our contract liabilities balance was primarily due to a $46.7 million net increase in current year deferrals primarily due to timing of advance payments on certain orders and a $68.1 million increase due to acquisitions, partially offset by the recognition of $42.0 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2023. The Systems Control acquisition resulted in the Company acquiring contract assets of $45.7 million, which represent performance obligations satisfied prior to payment that are recorded in Other current assets in the Consolidated Balance Sheets. The ending balance of contract assets as of December 31, 2023 was $41.6 million. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2023. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. As of December 31, 2023, the Company had approximately $200 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Utility Solutions segment) to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 2 years.

HUBBELL INCORPORATED - Form 10-K	60

NOTE 4    Business Acquisitions and Dispositions

2023 Acquisitions

In the fourth quarter of 2023 the Company acquired Northern Star Holdings, Inc., ("Systems Control") for approximately $1.1 billion, net of cash acquired, subject to customary purchase price adjustments. Systems Control is a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $569.9 million and goodwill of $522.8 million as a result of this acquisition. The goodwill is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Systems Control. For tax purposes, $138.0 million of the Systems Control historical goodwill is deductible. The incremental goodwill created as a result of the acquisition is not deductible for tax purposes. The intangible assets of $569.9 million consist primarily of customer relationships, tradenames and backlog and will be amortized over a weighted average period of approximately 19 years.
In the fourth quarter of 2023, the Company acquired all of the issued and outstanding shares of Indústria Eletromecânica Balestro Ltda. ("Balestro") for a cash purchase price of approximately $88 million, net of cash acquired, subject to customary purchase price adjustments. Balestro is a company headquartered in Mogi Mirim, São Paulo, Brazil and designs, manufactures, and delivers top quality products for the electrical utility industry in Brazil and other countries in Latin America, as well as other parts of the world. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $5.6 million and goodwill of $68.7 million as a result of this acquisition. The intangible assets of $5.6 million consist primarily of customer relationships, tradenames and backlog and will be amortized over a weighted average period of approximately 21 years. The goodwill is not expected to be deductible for tax purposes.

In the second quarter of 2023, the Company acquired all of the issued and outstanding membership interests of EI Electronics LLC ("EIG") for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial & industrial markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $28.7 million and goodwill of $23.2 million as a result of this acquisition. The intangible assets of $28.7 million consist primarily of customer relationships, developed technology, a tradename and backlog and will be amortized over a weighted average period of approximately 14 years. All of the goodwill is expected to be deductible for tax purposes.
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
Allocation of Consideration Transferred to Net Assets Acquired
The following table presents the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's 2023 acquisitions. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The purchase accounting associated with the December 12, 2023 acquisition of System Controls is preliminary as of December 31, 2023. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all of the Company's 2023 acquisitions (in millions):

Accounts receivable	$71.3
Inventories	87.6
Other current assets	50.0
Property, plant and equipment	32.7
Other non-current assets	2.8
Intangible assets	604.2
Accounts payable	(16.7)
Other accrued liabilities	(87.1)
Deferred tax liabilities, net	(135.9)
Other non-current liabilities	(11.9)
Goodwill	614.7
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,211.7

HUBBELL INCORPORATED - Form 10-K	61

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2023 is $1,211.7 million and excludes approximately $7.2 million of deferred purchase price related to the Balestro acquisition.
The purchase price allocation to identifiable intangible assets acquired for all of the 2023 acquisitions is as follows (in millions, except useful life amounts):

	Estimated Fair Value	Weighted Average Estimated Useful Life
Patents, tradenames and trademarks	$45.1	20
Customer relationships	$501.1	21
Developed technology	$8.5	10
Backlog	$49.5	3
Total	$604.2

Customer relationships and developed technology intangible assets acquired are amortized using an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset's useful life.
Supplemental Pro-forma Data
The results of operations for the 2023 acquisitions have been included in the Company's consolidated financial statements for the period subsequent to the completion of the acquisitions on their respective dates. Acquisitions contributed sales of approximately $41.4 million and operating income of approximately $0.0 million, before any transaction costs described below, for the period from the completion of the acquisitions through December 31, 2023.
The following unaudited supplemental pro-forma information presents consolidated results as if the acquisitions had been completed on January 1, 2022. Following that approach, for the purpose of the pro-forma results presented in the tables below, certain costs incurred by the Company during 2023 have been reclassified into the pro-forma 2022 period. Those reclassifications primarily include the following, which represent the amount of increase or (decrease) to reported results to arrive at the pro-forma results (in millions, except per share amounts).

	Twelve Months Ended December 31,		Per Diluted Share
	2023	2022	2023	2022
Transaction costs incurred in 2023(1)	$11.2	$(11.2)	$0.21	$(0.21)
Intangible amortization and inventory step up(2)	$(20.1)	$(46.8)	$(0.37)	$(0.87)
Interest expense(3)	$(29.3)	$(33.8)	$(0.54)	$(0.62)
(1) Transaction costs incurred in 2023 have been reclassified into the comparative pro-forma 2022 period.
(2) Intangible amortization and inventory step up amortization incurred in 2023 have been reclassified into the comparable pro-forma 2022 period and increased to reflect the assumption the transactions were completed on January 1, 2022. The pro-forma 2023 period includes the intangible amortization that would be incurred assuming the transactions had been completed on January 1, 2022.
(3) Interest expense incurred in 2023, reflecting amounts incurred from the date of the acquisitions, has been reclassified into the pro-forma 2022 period and increased to reflect the assumption the transactions were completed on January 1, 2022. The pro-forma 2023 period includes the interest expense that would have been incurred assuming the transactions had been completed on January 1, 2022.
The pro-forma results were calculated by combining the results of the Company with the stand-alone results of the acquisitions for the pre-acquisition periods, as described above:

	Twelve Months Ended December 31,
(in millions, except per share amounts)	2023	2022
Net sales	$5,719.3	$5,316.5
Net income attributable to Hubbell	$773.9	$450.1
Earnings Per Share:
Basic	$14.41	$8.35
Diluted	$14.31	$8.30

HUBBELL INCORPORATED - Form 10-K	62

The unaudited supplemental pro-forma financial information does not reflect the actual performance of the 2023 acquisitions in the periods presented and does not reflect the potential realization of cost savings relating to the integration of the acquisitions with Hubbell. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisitions and related financing had been consummated on January 1, 2022, nor are they indicative of future results.
Assets and Liabilities Held for Sale

In December 2023, the Company entered into a definitive agreement to sell its residential lighting business for a cash purchase price of $131 million, subject to customary adjustments. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2024. The Company concluded the business met the criteria for classification as held for sale in the fourth quarter of 2023. The residential lighting business is reported with the Electrical Solutions Segment. The Company expects to record a gain on sale between $1 million and $10 million upon completion of the transaction.

The following table presents balance sheet information of the residential lighting business' assets and liabilities held for sale:

At December 31,
(in millions)	2023
Cash and cash equivalents	$—
Accounts receivable, net	29.8
Inventories, net	37.8
Other current assets	2.9
Assets held for sale - current	$70.5
Property, Plant, and Equipment, net	1.6
Goodwill	63.2
Other Intangible assets, net	6.5
Other long-term assets	20.6
Assets held for sale - non-current	$91.9
Accounts payable	1.9
Accrued salaries, wages and employee benefits	3.5
Accrued insurance	3.4
Other accrued liabilities	15.8
Liabilities held for sale - current	$24.6
Other Non-Current Liabilities	17.5
Liabilities held for sale - non-current	$17.5

HUBBELL INCORPORATED - Form 10-K	63

2022 Acquisitions
In the third quarter of 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC ("PCX") for a cash purchase price of approximately $112.8 million, net of cash acquired. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. We recognized intangible assets of $49.1 million and goodwill of $77.7 million as a result of this acquisition. The intangible assets of $49.1 million consist primarily of customer relationships, backlog and a tradename and will be amortized over a weighted average period of approximately 11 years. All of the goodwill is expected to be deductible for tax purposes.
In the third quarter of 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC (collectively, "Ripley Tools") for a cash purchase price of approximately $50.1 million, net of cash acquired. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that services both the utility and communications markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $18.2 million and goodwill of $25.0 million as a result of this acquisition. The intangible assets of $18.2 million consist primarily of customer relationships and a tradename, and will be amortized over a weighted average period of approximately 16 years. Substantially all of the goodwill is expected to be deductible for tax purposes.

In the fourth quarter of 2022, the Company also acquired all of the issued and outstanding equity interests of REF Automation Limited and REF Alabama Inc. (collectively "REF") for a cash purchase price of $14.1 million, net of cash acquired, subject to customary purchase price adjustments. REF designs and manufactures electrical power components utilizing high-volume precision machining, as well as custom fabricated structural products and assemblies for the OEM, industrial and renewables markets. This business is reported in the Electrical Solutions segments. We recognized goodwill of $12.0 million as a result of the acquisition. None of the goodwill associated with this acquisition is expected to be deductible for tax purposes.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all of the Company's 2022 acquisitions (in millions):

Tangible assets acquired	$41.5
Intangible assets	67.3
Goodwill	114.7
Other liabilities assumed	(46.4)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$177.1

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Net sales and earnings related to these acquisitions for the year ended December 31, 2022 were not significant to the consolidated results. Pro-forma information related to these acquisitions has not been included because the impact to the Company's consolidated results of operations was not material.

Dispositions

In June 2021, the Company completed the sale of the Consumer Analytics Solutions business for $9.8 million. The Consumer Analytics Solutions business was part of Aclara and was previously included in the Utility Solutions segment. Upon disposition, the Consumer Analytics Solutions business had assets of $15.9 million, including definite-lived intangibles of $8.7 million (primarily customer relationships and developed technology), goodwill of $1.9 million and total liabilities of $1.5 million (primarily composed of deferred revenue). As a result of the sale of the Consumer Analytics Solutions business, we recognized a pre-tax loss of $6.9 million that is included in Total other expense in the Consolidated Statement of Income.

HUBBELL INCORPORATED - Form 10-K	64

NOTE 5    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2023	2022
Trade accounts receivable	$805.5	$778.0
Non-trade receivables	29.7	22.1
Accounts receivable, gross	835.2	800.1
Allowance for credit memos, returns and cash discounts	(38.2)	(44.2)
Allowance for doubtful accounts	(11.6)	(14.3)
Total allowances	(49.8)	(58.5)
ACCOUNTS RECEIVABLE, NET	$785.4	$741.6

NOTE 6    Inventories

Inventories are classified as follows at December 31, (in millions):

	2023	2022
Raw material	$394.1	$302.8
Work-in-process	189.2	161.7
Finished goods	412.1	463.2
Subtotal	995.4	927.7
Excess of FIFO over LIFO cost basis	(162.5)	(187.0)
INVENTORIES, NET	$832.9	$740.7

HUBBELL INCORPORATED - Form 10-K	65

NOTE 7    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2023 and 2022, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2021	$1,258.8	$612.5	$1,871.3
Current year acquisitions(1)	23.8	87.6	111.4
Foreign currency translation	(6.7)	(5.5)	(12.2)
BALANCE AT DECEMBER 31, 2022	$1,275.9	$694.6	$1,970.5
Prior year acquisitions(1)	1.2	2.1	3.3
Current year acquisitions(1)	614.7	—	614.7
Reclassifications to held for sale(1)	—	(63.2)	(63.2)
Foreign currency translation	5.7	2.4	8.1
BALANCE AT DECEMBER 31, 2023	$1,897.5	$635.9	$2,533.4
 (1) Refer to Note 4 – Business Acquisitions and Dispositions for additional information.

In 2023, the Company completed multiple acquisitions. These acquisitions have been accounted for as business combinations and have resulted in the recognition of $614.7 million of goodwill. The Company has not recorded any goodwill impairments since the initial adoption of the related accounting guidance in 2002.

Identifiable intangible assets are recorded in Other intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$233.7	$(84.8)	$187.9	$(75.7)
Customer relationships, developed technology and other	1,513.1	(500.1)	955.3	(437.8)
TOTAL DEFINITE-LIVED INTANGIBLES	1,746.8	(584.9)	1,143.2	(513.5)
Indefinite-lived:
Tradenames and other	34.1	—	40.2	—
TOTAL OTHER INTANGIBLE ASSETS	$1,780.9	$(584.9)	$1,183.4	$(513.5)

Amortization expense associated with these definite-lived intangible assets was $73.5 million, $75.7 million and $75.7 million in 2023, 2022 and 2021, respectively. Amortization expense associated with these intangible assets is expected to be $114.4 million in 2024, $95.7 million in 2025, $90.3 million in 2026, $85.7 million in 2027 and $82.2 million in 2028. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful life, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

66	HUBBELL INCORPORATED - Form 10-K

NOTE 8    Investments

At December 31, 2023 and December 31, 2022, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $65.3 million as of December 31, 2023. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2023					2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$65.3	$0.3	$(0.6)	$65.0	$65.0	$62.6	$0.1	$(1.3)	$61.4	$61.4
Trading securities	11.6	11.8	—	23.4	23.4	10.2	8.6	—	18.8	18.8
TOTAL INVESTMENTS	$76.9	$12.1	$(0.6)	$88.4	$88.4	$72.8	$8.7	$(1.3)	$80.2	$80.2

Contractual maturities of our investments in available-for-sale securities at December 31, 2023 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$12.7	$12.7
After 1 year but within 5 years	40.9	40.9
After 5 years but within 10 years	0.7	0.7
Due after 10 years	11.0	10.7
TOTAL	$65.3	$65.0

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $0.6 million and $(1.4) million for the year ended December 31, 2023 and 2022, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2023, 2022 and 2021.

At December 31, 2023 and December 31, 2022, the Company had $65.0 million and $61.4 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $65.3 million and $62.6 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the twelve months ended December 31, 2023. As of December 31, 2023 and December 31, 2022 the unrealized losses attributable to our available-for-sale debt securities was $0.6 million and $1.3 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $34.5 million at December 31, 2023 and $53.7 million at December 31, 2022.

NOTE 9    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2023	2022
Land	$34.9	$29.8
Buildings and improvements	249.8	212.1
Machinery, tools, and equipment	992.4	905.7
Construction-in-progress	131.6	99.0
Gross property, plant, and equipment	1,408.7	1,246.6
Less accumulated depreciation	(756.1)	(718.6)
PROPERTY, PLANT, AND EQUIPMENT, NET	$652.6	$528.0

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $71.9 million, $63.4 million and $61.7 million for 2023, 2022 and 2021, respectively.

HUBBELL INCORPORATED - Form 10-K	67

NOTE 10    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2023	2022
Customer program incentives	$57.4	$87.8
Accrued income taxes	21.1	4.5
Contract liabilities - deferred revenue	111.5	45.8
Customer refund liability	18.1	14.8
Accrued warranties(1)	15.6	20.2
Current operating lease liabilities	30.6	30.5
Other	110.9	130.5
TOTAL	$365.2	$334.1
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

NOTE 11    Other Non-Current Liabilities

Other non-current liabilities consist of the following at December 31, (in millions):

	2023	2022
Pensions	$135.0	$155.3
Other post-employment benefits	14.4	14.3
Deferred tax liabilities	240.3	113.8
Accrued warranties long-term(1)	23.6	26.0
Non-current operating lease liabilities	118.8	84.9
Other	128.5	111.3
TOTAL	$660.6	$505.6
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

68	HUBBELL INCORPORATED - Form 10-K

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

In 2022, the Company recognized a settlement loss in continuing operations relating to retirees that elected to receive lump-sum distributions from the Company's defined benefit pension plans of $7.0 million. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP.

The Company's U.S. defined benefit pension plans were approximately 89% of the $674.9 million total pension benefit obligations at December 31, 2023.

HUBBELL INCORPORATED - Form 10-K	69

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$670.8	$937.7	$15.9	$18.9
Service cost	0.6	0.9	—	—
Interest cost	35.2	28.0	0.8	0.5
Plan participants’ contributions	—	—	—	—
Amendments	—	—	—	—
Actuarial loss/(gain)	18.1	(214.2)	0.3	(2.2)
Curtailment gain	—	—	—	—
Settlements	—	(22.5)	—	—
Currency impact	3.2	(10.5)	—	—
Other	(0.1)	(0.5)	—	—
Benefits paid	(52.9)	(48.1)	(0.9)	(1.3)
Benefit obligation at end of year	$674.9	$670.8	$16.1	$15.9
Change in plan assets
Fair value of plan assets at beginning of year	$515.4	$765.6	$—	$—
Actual return on plan assets	50.8	(186.6)	—	—
Employer contributions	26.5	19.8	0.9	1.3
Plan participants’ contributions	—	—	—	—
Settlements	—	(22.5)	—	—
Currency impact	3.3	(12.8)	—	—
Benefits paid	(52.9)	(48.1)	(0.9)	(1.3)
Fair value of plan assets at end of year	$543.1	$515.4	$—	$—
FUNDED STATUS	$(131.8)	$(155.4)	$(16.1)	$(15.9)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$10.0	$6.8	$—	$—
Accrued benefit liability (short-term and long-term)	(141.8)	(162.2)	(16.1)	(15.9)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(131.8)	$(155.4)	$(16.1)	$(15.9)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$231.1	$244.4	$(4.7)	$(5.5)
Prior service cost (credit)	6.0	6.3	—	—
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$237.1	$250.7	$(4.7)	$(5.5)

The accumulated benefit obligation for all defined benefit pension plans was $674.9 million and $670.8 million at December 31, 2023 and 2022, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2023	2022
Projected benefit obligation	$467.6	$468.0
Accumulated benefit obligation	$467.6	$468.0
Fair value of plan assets	$325.9	$305.8

70	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$0.6	$0.9	$1.0	$—	$—	$—
Interest cost	35.2	28.0	23.8	0.8	0.5	0.6
Expected return on plan assets	(28.1)	(30.8)	(36.5)	—	—	—
Amortization of prior service cost (credit)	0.4	0.4	0.2	—	—	—
Amortization of actuarial losses (gains)	10.4	10.8	10.8	(0.5)	(0.2)	(0.1)
Curtailment and settlement losses	—	8.8	—	—	—	—
Net periodic benefit cost	$18.5	$18.1	$(0.7)	$0.3	$0.3	$0.5
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$(4.6)	$2.6	$(1.4)	$0.3	$(2.2)	$(4.1)
Current year prior service credit	—	—	3.6	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.2)	—	—	—
Amortization of net actuarial (losses) gains	(10.4)	(10.8)	(10.8)	0.6	0.2	0.1
Currency impact	1.8	(2.0)	(0.2)	—	—	—
Settlement adjustment	—	(8.8)	—	—	—	—
Curtailment adjustments	—	—	—	—	—	—
Total recognized in other comprehensive loss	(13.6)	(19.4)	(9.0)	0.9	(2.0)	(4.0)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$4.9	$(1.3)	$(9.7)	$1.2	$(1.7)	$(3.5)

During 2022, the Company recognized $7.0 million of settlement losses in continuing operations and $1.8 million of settlement losses in discontinued operations. Those settlement losses are the result of lump-sum distributions from the Company's defined benefit pension plans which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

The Company also maintains four primary defined contribution pension plans. The total cost of the Company's defined contribution plans was $32.3 million in 2023, $25.8 million in 2022 and $23.3 million in 2021, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In 2021 and 2022 the Company participated in one multi-employer defined benefit pension plan. The Company’s total contributions while participating in this plan was $0.2 million in 2021 and $0.2 million in 2022.

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

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.16%	5.46%	2.79%	5.20%	5.50%	2.90%
Rate of compensation increase	0.08%	0.08%	0.08%	5.00%	3.93%	3.87%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.46%	2.79%	2.47%	5.50%	2.90%	2.50%
Expected return on plan assets	5.68%	4.59%	4.66%	N/A	N/A	N/A
Rate of compensation increase	0.08%	0.08%	0.24%	3.93%	3.87%	3.99%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2023, the Company used a discount rate of 5.20% for its U.S. pension plans compared to a discount rate of 5.50% used in 2022. For its Canadian pension plan, the Company used a discount rate of 4.61% as of December 31, 2023 compared to a 5.01% discount rate used in 2022.

For its UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2023 discount rate for the UK pension plan of 4.80% as compared to a discount rate of 5.00% used in 2022.

In 2021, 2022 and 2023 we used the Pri-2012 mortality table and adopted the MP-2021 projection scale to calculate the present value of our pension plan liabilities. The Pri-2012 mortality table with adjustment for collar as appropriate and generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2023	2022	2021
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.8%	7.0%	6.2%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2031	2031	2028

72	HUBBELL INCORPORATED - Form 10-K

Plan Assets

The Company’s combined targeted 2024 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2023 and 2022 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2024	2023	2022
Equity securities	23%	23%	23%
Debt securities & Cash	77%	77%	77%
Alternative Investments	—%	—%	—%
TOTAL	100%	100%	100%

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

To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2023 and 2022, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

HUBBELL INCORPORATED - Form 10-K	73

The fair value of the Company’s pension plan assets at December 31, 2023 and 2022, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$18.0	$12.1	$5.9	$—	$—
Equity securities:
Equity Mutual Funds	22.9	22.9	—	—	—
Common Pooled Equity Funds (a)	98.5	—	98.5	—	—
Fixed Income Securities:
U.S. Treasuries	42.4	—	42.4	—	—
State and Local Municipal Bonds	7.6	—	7.6	—	—
Sovereign Debt	6.7	—	6.7	—	—
Corporate Bonds (b)	120.3	—	120.3	—	—
Fixed Income Mutual Funds	47.0	47.0	—	—	—
Common Pooled Fixed Income Funds (c)	176.7	—	176.7	—	—
Alternative Investment Funds (d)	0.8	—	—	—	0.8
Common Pooled Funds (e)	2.2	0.4	1.8	—	—
BALANCE AT DECEMBER 31, 2023	$543.1	$82.4	$459.9	$—	$0.8

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9.8	$3.5	$6.3	$—	$—
Equity securities:
Equity Mutual Funds	21.5	21.5	—	—	—
Common Pooled Equity Funds (a)	84.5	—	84.5	—	—
Fixed Income Securities:
U.S. Treasuries	47.2	—	47.2	—	—
State and Local Municipal Bonds	6.4	—	6.4	—	—
Sovereign Debt	4.9	—	4.9	—	—
Corporate Bonds (b)	105.5	—	105.5	—	—
Fixed Income Mutual Funds	41.8	41.8	—	—	—
Common Pooled Fixed Income Funds (c)	174.2	—	148.7	—	25.5
Alternative Investment Funds (d)	2.1	—	—	—	2.1
Common Pooled Funds (e)	17.5	0.4	17.1	—	—
BALANCE AT DECEMBER 31, 2022	$515.4	$67.2	$420.6	$—	$27.6
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

Contributions

In 2021, there were no contributions to the Company's U.S. qualified plans required by the Pension Protection Act of 2006. The Company contributed $10.0 million and $2.5 million to its U.S. and foreign qualified plans, respectively, in 2022. The Company contributed $20.0 million to its U.S. qualified plans in 2023.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits	Other Benefits
2024	$53.0	$1.7
2025	$53.3	$1.6
2026	$53.2	$1.5
2027	$52.6	$1.4
2028	$52.1	$1.3
2029-2033	$251.2	$5.5

NOTE 13    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2023	2022
Senior notes at 3.35%	2026	$398.6	$397.9
Senior notes at 3.15%	2027	298.0	297.5
Senior notes at 3.50%	2028	447.0	446.2
Senior notes at 2.300%	2031	296.7	296.3
Term loan, net of current portion of $15 million	2026	582.9	—
TOTAL LONG-TERM DEBT(a)		$2,023.2	$1,437.9
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In December 2023, the Company entered into a new Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis to partially finance the Systems Control acquisition, which was completed on December 12, 2023. Borrowings under the Term Loan Agreement bear interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based grid) or the alternative base rate. Currently the loans bear interest based on the adjusted term SOFR rate, which was 6.72% as of December 31, 2023. The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 2.5% in year one, 2.5% in year two, and 5% in year three, with the remaining borrowings under the Term Loan Agreement due and payable in full at maturity in December 2026. The Company may make principal payments in excess of the amortization schedule at its discretion. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of December 31, 2023.

The Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”), are parties to a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the "2021 Credit Facility"), which matures on March 12, 2026. Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credit to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the adjusted SOFR rate plus an applicable margin (determined by a ratings based grid).

HUBBELL INCORPORATED - Form 10-K	75

The 2021 Credit Facility contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2023. As of December 31, 2023 and December 31, 2022, the 2021 Credit Facility was undrawn.

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

The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2023.

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

The 2026 Notes, 2027 Notes, 2028 Notes and 2031 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company's failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2023.

At December 31, 2023 and 2022, the Company had $117.4 million and $4.7 million, respectively, of short-term debt and current portion of long-term debt outstanding composed of:

◦$100 million of commercial paper borrowings outstanding at December 31, 2023, which was used to fund the Systems Control acquisition. There was no commercial paper outstanding as of December 31, 2022.

◦$15.0 million of long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next 12 months relating to borrowing under the Term Loan Agreement at December 31, 2023.

◦$2.4 million and $4.7 million short-term debt outstanding at December 31, 2023 and December 31, 2022, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

76	HUBBELL INCORPORATED - Form 10-K

Other information related to short-term debt at December 31, is summarized below:

	2023	2022
Weighted average interest rate on short-term debt:
At year end	5.66%	2.57%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2023 and 2022 these lines totaled $55.9 million and $55.8 million, respectively, of which $23.4 million and $31.7 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $49.9 million, $47.5 million and $65.6 million in 2023, 2022 and 2021, respectively. The $65.6 million paid in 2021 includes $16.0 million related to the make whole payment for the extinguishment of the 2022 Notes.

NOTE 14    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions of continuing operations for the years ended December 31, (in millions):

	2023	2022	2021
Income before income taxes:
United States	$848.0	$528.9	$347.5
International	135.3	128.1	111.8
TOTAL INCOME BEFORE INCOME TAXES	$983.3	$657.0	$459.3
Provision for income taxes — current:
Federal	$165.6	$120.3	$43.3
State	35.6	24.2	13.0
International	32.3	23.5	22.7
Total provision — current	233.5	168.0	79.0
Provision for income taxes — deferred:
Federal	(8.5)	(26.2)	8.8
State	(8.0)	(3.9)	1.9
International	0.3	2.3	(1.5)
Total provision — deferred	(16.2)	(27.8)	9.2
TOTAL PROVISION FOR INCOME TAXES	$217.3	$140.2	$88.2

HUBBELL INCORPORATED - Form 10-K	77

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) of continuing operations at December 31, were as follows (in millions):

	2023	2022
Deferred tax assets:
Inventories	$12.0	$9.6
Lease liabilities	42.5	27.4
Income tax credits	26.1	22.8
Accrued liabilities	42.5	40.8
Pension	32.2	38.9
Post retirement and post employment benefits	3.9	4.5
Stock-based compensation	7.4	6.9
Loss carryforwards	12.7	14.2
Capitalized research expenditures	40.0	18.4
Miscellaneous other	25.0	16.4
Gross deferred tax assets	244.3	199.9
Valuation allowance	(37.4)	(32.2)
Total deferred tax assets, net of valuation allowance	206.9	167.7
Deferred tax liabilities:
Liability on undistributed foreign earnings	(9.4)	(7.0)
Goodwill and intangibles	(329.0)	(185.0)
Right-of-use assets	(41.8)	(26.1)
Property, plant, and equipment	(59.8)	(57.9)
Total deferred tax liabilities	(440.0)	(276.0)
TOTAL NET DEFERRED TAX LIABILITY	$(233.1)	$(108.3)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	7.2	5.5
Non-current tax liabilities (included in Other Non-Current Liabilities)	(240.3)	(113.8)
TOTAL NET DEFERRED TAX LIABILITY	$(233.1)	$(108.3)

As of December 31, 2023, the Company had a total of $26.1 million of U.S. federal, state (net of federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2023, $1.9 million of the tax credits may be carried forward indefinitely while the remaining $24.2 million will begin to expire at various times in 2024 through 2052. As of December 31, 2023, the Company had recorded tax benefits totaling $12.7 million for U.S. federal, state and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2023, $5.2 million of NOLs may be carried forward indefinitely while the remaining $7.5 million will begin to expire at various times in 2024 through 2052. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $37.4 million on certain deferred tax assets including a portion of foreign and state tax credit carryforwards, capital loss carryforwards and NOLs that the Company anticipates will expire prior to utilization.

During 2023, the Company repatriated certain of its foreign earnings. As of December 31, 2023, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $513 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $215.0 million, $168.0 million and $84.0 million in 2023, 2022, and 2021, respectively.

78	HUBBELL INCORPORATED - Form 10-K

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. In January 2023 the Company completed its 2018 U.S. federal tax examination with no material adjustments. The Company is currently not under a U.S. tax audit. The Company is under audit in the UK for the tax year 2021. With few exceptions, the Company is no longer subject to state, local, or income tax examinations by tax authorities for years prior to 2019.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2020-2023
UK	2021-2023
Puerto Rico	2019-2023
Canada	2019-2023

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Unrecognized tax benefits at beginning of year	$42.1	$41.2	$47.6
Additions based on tax positions relating to the current year	10.4	12.1	6.1
Reductions based on expiration of statute of limitations	(7.6)	(4.8)	(10.3)
Additions/(Subtractions) to tax positions relating to previous years	2.8	(6.2)	(2.2)
Settlements	(0.7)	(0.2)	—
TOTAL UNRECOGNIZED TAX BENEFITS	$47.0	$42.1	$41.2

Included in the balance at December 31, 2023 are approximately $37.8 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $4.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $5 million to $10 million within the next twelve months due to the expiration of the statute of limitations and audit resolutions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of $1.2 million in 2023, $(1.0) million in 2022 and $0.3 million in 2021. The Company had $7.9 million and $6.7 million accrued for the payment of interest and penalties as of December 31, 2023 and December 31, 2022, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate of continuing operations for the years ended December 31, as follows:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	2.4	2.5
Foreign income taxes	0.4	(0.2)	(0.5)
Federal R&D Credit	(0.7)	(0.8)	(1.4)
Other, net	(0.8)	(1.1)	(2.4)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	22.1%	21.3%	19.2%

HUBBELL INCORPORATED - Form 10-K	79

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

At December 31, 2023 our accounts receivable balance was $785.4 million, net of allowances of $11.6 million. The allowance for doubtful accounts has not materially changed since December 31, 2022.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 8 — Investments.

Fair value measurements

At December 31, 2023 and 2022 the Company had $88.4 million and $80.2 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 8 — Investments for more information about these investments.

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

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2023 and 2022 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$105.1	$—	$—	$105.1
Available for sale investments	—	65.0	—	65.0
Trading securities	23.4	—	—	23.4
Deferred compensation plan liabilities	(23.4)	—	—	(23.4)
Derivatives:
Forward exchange contracts-(Liabilities) (c)	—	(0.5)	—	(0.5)
BALANCE AT DECEMBER 31, 2023	$105.1	$64.5	$—	$169.6

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$147.9	$—	$—	$147.9
Time Deposits (a)	—	4.8	—	4.8
Available-for-sale investments	—	61.4	—	61.4
Trading securities	18.8	—	—	18.8
Deferred compensation plan liabilities	(18.8)	—	—	(18.8)
Derivatives:
Forward exchange contracts-Assets (b)	—	1.1	—	1.1
BALANCE AT DECEMBER 31, 2022	$147.9	$67.3	$—	$215.2
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

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2023 and 2022, the Company purchased $3.7 million and $2.2 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $2.2 million and $4.2 million of these trading securities in 2023 and 2022 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long-term Debt

The total carrying value of long-term debt including the $15.0 million current portion of the Term Loan as of December 31, 2023 was $2,038.2 million, net of unamortized discount and debt issuance costs. As of December 31, 2022 the carrying value of long-term debt was $1,437.9 million, net of unamortized discount and debt issuance cost. The estimated fair value of the long-term debt as of December 31, 2023 and December 31, 2022 was $1,951.6 million and $1,306.5 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $6.7 million and $6.3 million as of December 31, 2023 and 2022, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2023 and 2022.

82	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2023 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2020	54,383
Exercise of stock appreciation rights	147
Director compensation arrangements, net	7
Restricted/performance shares activity, net of forfeitures	101
Acquisition/surrender of shares	(120)
OUTSTANDING AT DECEMBER 31, 2021	54,518
Exercise of stock appreciation rights	62
Director compensation arrangements, net	6
Restricted/performance shares activity, net of forfeitures	86
Acquisition/surrender of shares	(983)
OUTSTANDING AT DECEMBER 31, 2022	53,689
Exercise of stock appreciation rights	77
Director compensation arrangements, net	4
Restricted/performance shares activity, net of forfeitures	127
Acquisition/surrender of shares	(167)
OUTSTANDING AT DECEMBER 31, 2023	53,730

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

Shares of the Company’s common stock were reserved at December 31, 2023 as follows (in thousands):

Common Stock

Future grant of stock-based compensation	1,305
Shares reserved under other equity compensation plans	124
TOTAL	1,429

HUBBELL INCORPORATED - Form 10-K	83

NOTE 18    Stock-Based Compensation

As of December 31, 2023, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2023, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Stock-based compensation expense recognized by the Company was $26.5 million in 2023, $24.5 million in 2022 and $17.5 million in 2021. The total income tax benefit recognized was $4.0 million in 2023, $3.9 million in 2022, and $3.2 million in 2021. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $6.4 million, $3.2 million, and $6.8 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $19.7 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be primarily recognized through 2026.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2023 expense, $24.9 million was recorded to S&A expense and $1.6 million was recorded to Cost of goods sold. In 2022 and 2021, $23.2 million and $15.8 million, respectively, was recorded to S&A expense and $1.3 million and $1.7 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.7 million in 2023, $0.4 million in 2022 and $0.4 million in 2021.

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

Restricted Stock Issued to Non-employee Directors

In 2023, 2022 and 2021, each non-employee director received a restricted stock grant. These grants are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The grant is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2023, 2022 and 2021, the Company granted 4,655 shares, 5,952 shares, and 6,741 shares, respectively, to non-employee directors.

84	HUBBELL INCORPORATED - Form 10-K

Restricted Stock Issued to Employees and Non-employee Directors

Activity related to both employee and non-employee restricted stock for the year ended December 31, 2023 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2022	179	$154.09
Shares granted	56	249.36
Shares vested	(60)	161.35
Shares forfeited	(6)	194.65
RESTRICTED STOCK AT DECEMBER 31, 2023	169	$181.29

The weighted average fair value per share of restricted stock granted in 2023, 2022 and 2021 was $249.36, $187.07 and $166.46, respectively. The total fair value of restricted stock vested in 2023, 2022 and 2021 was $9.7 million, $8.4 million and $12.6 million, respectively.

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

Activity related to SARs for the year ended December 31, 2023 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2022	779	$144.66
Granted	101	247.26
Exercised	(237)	129.12
Forfeited	(14)	200.89
Canceled	(2)	111.60
OUTSTANDING AT DECEMBER 31, 2023	627	$165.84	6.7 years	$102,333
EXERCISABLE AT DECEMBER 31, 2023	397	$142.04	5.7 years	$74,257

The aggregated intrinsic value of SARs exercised during 2023, 2022 and 2021 was $36.6 million, $21.0 million and $46.8 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2023, 2022 and 2021:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2023	1.8%	28.0%	3.7%	4.9 years	$62.79
2022	2.1%	27.4%	1.9%	4.9 years	$39.68
2021	2.4%	26.5%	0.6%	5.5 years	$29.58

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

HUBBELL INCORPORATED - Form 10-K	85

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

Performance Shares - Performance and Market Conditions

In February 2020, the Company granted performance share awards with a target payout of 63,868 shares that would vest subject to a performance condition and service requirement. The number of shares vested is then modified by a market condition as described below.

Thirty-four percent of the award granted would vest based on the Company's compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Thirty-three percent of the award granted would vest based on achieved operating margin performance as compared to internal targets, and thirty-three percent of the award granted would vest based on achieved trade working capital as a percent of Net sales as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions would result in a number of shares earned in the range of 0% - 200% of the target number of shares subject to the award. That cumulative performance achieved is then further modified based on the Company's three year TSR relative to the companies that constitute the S&P Capital Goods 900 index, to potentially increase or reduce the shares earned by a multiple of up to 1.5 or 1.2, depending on the award year. The fair value of the award was determined based upon a lattice model. The Company expensed these awards on a straight-line basis over the requisite service period which included an assessment of the performance achieved to date at each reporting period. The weighted average fair value per share was $151.78 for the awards granted in 2020. During 2023, approximately 79,000 shares from the 2020 awards vested as a result of the cumulative achievement of the performance metrics, and the fair value of the awards at vesting was approximately $20.1 million.

Performance Shares - Market Condition

In February 2023, 2022, and 2021, the Company granted performance share awards with a target payout of 11,481, 14,076 and 15,741 shares, respectively, that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return ("TSR") compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three-year performance period. Performance at target will result in vesting and issuance of the number of performance shares subject to the award, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares subject to the award. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for these grants was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2023, 2022 and 2021:

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

Performance Shares - Performance Condition

In February 2023, 2022, and 2021, the Company granted performance share awards with a target payout of 23,316, 28,628 and 31,543 shares, respectively, that will vest subject to an internal Company-based performance condition and service requirement.

Fifty percent of these performance shares subject to the award will vest based on the Company's compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares subject to the award will vest based on achieved operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0%-200% of the target number of shares subject to the award.

86	HUBBELL INCORPORATED - Form 10-K

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $230.64, $174.48 and $151.92 for the awards granted in 2023, 2022, and 2021, respectively.

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

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2023	2022	2021
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$759.8	$511.3	$365.0
Less: Earnings allocated to participating securities	(1.8)	(1.3)	(1.1)
Net income from continuing operations available to common shareholders	$758.0	$510.0	$363.9

Net income from discontinued operations attributable to Hubbell Incorporated	$—	$34.6	$34.5
Less: Earnings allocated to participating securities	—	(0.1)	(0.1)
Net income from discontinued operations available to common shareholders	$—	$34.5	$34.4

Net income attributable to Hubbell Incorporated	$759.8	$545.9	$399.5
Less: Earnings allocated to participating securities	(1.8)	(1.4)	(1.2)
Net income available to common shareholders	$758.0	$544.5	$398.3

Denominator:
Average number of common shares outstanding	53.6	53.7	54.3
Potential dilutive shares	0.4	0.4	0.4
Average number of diluted shares outstanding	54.0	54.1	54.7

Basic earnings per share:
Basic earnings per share from continuing operations	$14.14	$9.49	$6.70
Basic earnings per share from discontinued operations	—	0.64	0.63
Basic earnings per share	$14.14	$10.13	$7.33

Diluted earnings per share:
Diluted earnings per share from continuing operations	$14.05	$9.43	$6.66
Diluted earnings per share from discontinued operations	—	0.64	0.62
Diluted earnings per share	$14.05	$10.07	$7.28

The Company did not have any material anti-dilutive securities in 2023, 2022 or 2021.

88	HUBBELL INCORPORATED - Form 10-K

NOTE 20    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2023 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2020	$(0.7)	$1.0	$(212.0)	$(117.5)	$(329.2)
Other comprehensive income (loss) before reclassifications	0.4	(0.4)	1.1	(11.5)	(10.4)
Amounts reclassified from accumulated other comprehensive loss	0.7	—	8.1	—	8.8
Current period other comprehensive income (loss)	1.1	(0.4)	9.2	(11.5)	(1.6)
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	1.2	(1.4)	(0.6)	(27.9)	(28.7)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	14.8	0.5	14.3
Current period other comprehensive income (loss)	0.2	(1.4)	14.2	(27.4)	(14.4)
BALANCE AT DECEMBER 31, 2022	$0.6	$(0.8)	$(188.6)	$(156.4)	$(345.2)
Other comprehensive income (loss) before reclassifications	(0.3)	0.6	2.5	22.9	25.7
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	7.7	—	7.1
Current period other comprehensive income (loss)	(0.9)	0.6	10.2	22.9	32.8
BALANCE AT DECEMBER 31, 2023	$(0.3)	$(0.2)	$(178.4)	$(133.5)	$(312.4)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2023		2022		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—		$—		Net Sales
	0.9		1.2		Cost of goods sold
	0.9		1.2		Total before tax
	(0.3)		(0.2)		Tax (expense) benefit
	$0.6		$1.0		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service credits	$(0.4)	(a)	$(0.4)	(a)
Actuarial gains/(losses)	(9.8)	(a)	(10.6)	(a)
Settlement and curtailment losses	—	(a)	(8.8)	(a)
	(10.2)		(19.8)		Total before tax
	2.5		5.0		Tax benefit (expense)
	$(7.7)		$(14.8)		(Loss) gain net of tax
Reclassification of currency translation gain	$—		$(0.5)		Gain on disposition of business (Note 2)
	—		—		Tax benefit (expense)
	—		(0.5)		Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(7.1)		$(14.3)		(Loss) gain net of tax
(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits for additional details).

HUBBELL INCORPORATED - Form 10-K	89

NOTE 21    Industry Segments and Geographic Area Information

Nature of Operations

The Company is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain, Ireland and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2023.

The Company’s reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment, as described below.

The Utility Solutions segment consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, enclosures, cutouts and switches. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets.

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

Products of the Electrical Solutions segment have applications in the light industrial, non-residential, wireless communications, transportation, data center, and heavy industrial markets. Electrical Solutions segment products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. We also offer a variety of lighting fixtures, wiring devices and electrical products that have residential and utility applications, including residential products with IoT enabled technologies.

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

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2023, 2022 and 2021 is summarized below (in millions). When reading the data the following items should be noted:

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

90	HUBBELL INCORPORATED - Form 10-K

INDUSTRY SEGMENT DATA

	2023	2022	2021
Net Sales:
Utility Solutions	$3,261.7	$2,871.1	$2,334.4
Electrical Solutions	2,111.2	2,076.8	1,859.7
TOTAL NET SALES	$5,372.9	$4,947.9	$4,194.1
Operating Income:
Utility Solutions	$706.6	$438.2	$284.1
Electrical Solutions	331.9	270.9	248.2
Operating Income	$1,038.5	$709.1	$532.3
Loss on disposition of business (Note 4)	—	—	(6.9)
Loss on extinguishment of debt (Note 13)	—	—	(16.8)
Pension charge (Note 12)	—	(7.0)	—
Interest expense, net	(36.7)	(49.6)	(54.7)
Other (expense) income, net	(18.5)	4.5	5.4
INCOME BEFORE INCOME TAXES	$983.3	$657.0	$459.3
Assets:
Utility Solutions	$4,601.1	$3,011.9	$2,823.8
Electrical Solutions	1,923.1	1,972.9	2,142.1
General Corporate	389.8	417.8	315.6
TOTAL ASSETS(1)	$6,914.0	$5,402.6	$5,281.5
Capital Expenditures:
Utility Solutions	$97.3	$86.9	$55.8
Electrical Solutions	64.8	39.5	31.1
General Corporate	3.6	2.9	3.3
TOTAL CAPITAL EXPENDITURES	$165.7	$129.3	$90.2
Depreciation and Amortization:
Utility Solutions	$103.4	$99.2	$108.5
Electrical Solutions	46.3	49.3	40.6
TOTAL DEPRECIATION AND AMORTIZATION	$149.7	$148.5	$149.1

GEOGRAPHIC AREA DATA

	2023	2022	2021
Net Sales:
United States	$4,922.4	$4,536.4	$3,809.8
International	450.5	411.5	384.3
TOTAL NET SALES	$5,372.9	$4,947.9	$4,194.1
Operating Income:
United States	$937.0	$598.5	$439.6
International	101.5	110.6	92.7
TOTAL OPERATING INCOME	$1,038.5	$709.1	$532.3
Long-lived Assets:
United States	$4,250.7	$2,983.5	$3,038.1
International	488.8	392.3	359.0
TOTAL LONG-LIVED ASSETS(1)	$4,739.5	$3,375.8	$3,397.1
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

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total Net sales, shipments from foreign operations directly to third parties were 8% in 2023, 8% in 2022 and 9% in 2021, with the UK, Canadian, and Brazilian operations representing approximately 32%, 29%, and 15% respectively, of 2023 total international Net sales.

HUBBELL INCORPORATED - Form 10-K	91

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 10% of the consolidated total in 2023, 12% in 2022 and 11% in 2021, with the Brazil, UK, and Spain operations representing approximately 21%, 19%, and 14%, respectively, of the international total in 2023. Export sales from United States operations were $345.6 million in 2023, $253.0 million in 2022 and $227.0 million in 2021.

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

As of December 31, 2023, the fair value and maximum potential payment related to the Company’s guarantees were not material.

The Company offers product warranties which cover defects on most of its products. These warranties primarily apply to products that are properly installed, maintained and used for their intended purposes. The Company accrues estimated warranty costs at the time of sale. Estimated warranty expenses, recorded in cost of goods sold, are based upon historical information such as past experience, product failure rates, or the estimated number of units to be repaired or replaced. Adjustments are made to the product warranty accrual as claims are incurred, additional information becomes known or as historical experience indicates.

Changes in the accrual for product warranties for the two years ended December 31 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2021	$66.1
Provision	12.7
Expenditures/other	(32.6)
BALANCE AT DECEMBER 31, 2022	$46.2
Provision	6.1
Expenditures/other	(13.1)
BALANCE AT DECEMBER 31, 2023(a)	$39.2
(a) Refer to Note 10 – Other Accrued Liabilities and Note 11 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

92	HUBBELL INCORPORATED - Form 10-K

NOTE 23    Restructuring Costs

During 2023, we incurred costs for restructuring actions initiated in 2023 as well as costs relating to restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total
Restructuring costs
Cost of goods sold	$2.7	$1.7	$4.4	$4.5	$5.4	$9.9	$1.3	$1.1	$2.4
S&A expense	0.2	0.8	1.0	(0.5)	0.9	0.4	1.1	0.4	1.5
Total restructuring costs	$2.9	$2.5	$5.4	$4.0	$6.3	$10.3	$2.4	$1.5	$3.9

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/23	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/23
2023 Restructuring Actions
Severance	$—	$0.9	$—	$0.9
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.3	(0.3)	—
Total 2023 Restructuring Actions	$—	$1.2	$(0.3)	$0.9
2022 and Prior Restructuring Actions
Severance	$7.5	$0.3	$(4.8)	$3.0
Asset write-downs	—	—	—	—
Facility closure and other costs	0.4	3.9	(4.2)	0.1
Total 2022 and Prior Restructuring Actions	$7.9	$4.2	$(9.0)	$3.1
Total Restructuring Actions	$7.9	$5.4	$(9.3)	$4.0

The actual and expected pre-tax costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2021	Costs incurred in 2022	Costs incurred in 2023	Remaining costs at 12/31/23
2023 Restructuring Actions
Utility Solutions	$2.2	$—	$—	$—	$2.2
Electrical Solutions	3.9	—	—	1.2	2.7
Total 2023 Restructuring Actions	$6.1	$—	$—	$1.2	$4.9
2022 Restructuring Actions
Utility Solutions	$8.6	$—	$4.7	$2.9	$1.0
Electrical Solutions	10.8	—	6.5	1.3	3.0
Total 2022 Restructuring Actions	$19.4	$—	$11.2	$4.2	$4.0
2021 and Prior Restructuring Actions
Utility Solutions	$1.7	$2.4	$(0.7)	$—	$—
Electrical Solutions	1.3	1.5	(0.2)	—	—
Total 2021 and Prior Restructuring Actions	$3.0	$3.9	$(0.9)	$—	$—
Total Restructuring Actions	$28.5	$3.9	$10.3	$5.4	$8.9

HUBBELL INCORPORATED - Form 10-K	93

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

Rent expense for operating leases in the Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were $37.7 million, $35.7 million, and $34.1 million, respectively. Cash paid for operating leases for the year ended December 31, 2023 and December 31, 2022 were $34.8 million and $36.3 million reported as cash outflows from operating activities in the Consolidated Statements of Cash Flows. Right-of-use ("ROU") assets obtained in exchange for lease obligations for the year ended December 31, 2023 and December 31, 2022 were $79.8 million and $58.9 million, respectively, which includes $1.4 million and $7.4 million related to acquisitions in 2023 and 2022, respectively.

Amounts recognized for operating leases in the Consolidated Balance Sheets is as follows (in millions):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$147.1	$108.0
TOTAL ASSETS	$147.1	$108.0

Other accrued liabilities	$30.6	$30.5
Other non-current liabilities	118.8	84.9
TOTAL LIABILITIES	$149.4	$115.4

The weighted average remaining lease term as of December 31, 2023 and December 31, 2022 for operating leases were 4.8 and 5.5 years, respectively. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.8% as of December 31, 2023 and 3.2% as of December 31, 2022.

Future maturities of our operating lease liabilities as of December 31, 2023 are as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	36.2	32.9	27.1	23.8	20.5	27.0	167.5	(18.1)	$149.4
Future maturities of our operating lease liabilities as of December 31, 2022 are as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	33.8	23.9	17.7	14.3	12.3	24.5	126.5	(11.1)	$115.4

HUBBELL INCORPORATED - Form 10-K	94

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

During the year ended December 31, 2023, the Company acquired Northern Star Holdings, Indústria Electromecânica Balestro Ltda. and El Electronics LLC Inc, for an aggregate purchase price of approximately $1.2 billion. Because the Company has not yet fully incorporated the internal controls and procedures of the acquired entities into the Company's internal control over financial reporting, management excluded these business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. These entities accounted for 4% of the Company's total assets excluding intangibles and goodwill as of December 31, 2023 and 1% of the Company's net sales for the year then ended December 31, 2023.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023 are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

Not applicable.

ITEM 9C    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

HUBBELL INCORPORATED - Form 10-K	95

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance(1)

ITEM 11    Executive Compensation(2)

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	835	(c)(d)	$165.84	(e)	1,305	(c)
Equity Compensation Plans Not Requiring Shareholder Approval(b)	54	(c)(f)	—		124	(c)
TOTAL	889		$165.84		1,429
(a)The Company’s (1) Stock Option Plan for Key Employees and (2) 2005 Incentive Award Plan as amended and restated.
(b)The Company’s Deferred Compensation Plan for Directors as amended and restated. For a description of the material features of the plan, the information is incorporated by reference to the subheading “Deferred Compensation Plan” of the definitive proxy statement for the Company’s 2024 annual meeting of shareholders.
(c)Hubbell Common Stock.
(d)Includes approximately 130,000 performance share awards assuming a maximum payout target. The maximum payout target may not be achieved for all of these awards.
(e)Weighted average exercise price excludes performance share awards included in column A.
(f)Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

The remaining information required by this item is incorporated by reference to the subheading “Voting Rights and Security Ownership of Certain Beneficial Owners and Management” of the definitive proxy statement for the Company’s 2024 annual meeting of shareholders.

(1)Certain of the information required by this item regarding executive officers is included under the subheading “Information about our Executive Officers” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2024 annual meeting of shareholders.
(2)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2024 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	96

ITEM 13    Certain Relationships and Related Transactions and Director Independence(3)

ITEM 14    Principal Accountant Fees and Services(4)

(3)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2024 annual meeting of shareholders.
(4)The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2024 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	97

PART IV

ITEM 15    Exhibits and Financial Statement Schedule

1.    Financial Statements and Schedule

Financial statements and schedule listed in the Index to Financial Statements and Schedule are filed as part of this Annual Report on Form 10-K.

2.    Exhibits

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1††	Stock Purchase Agreement, by and among Hubbell Power Systems, Inc., Northern Star Parent Holdings, LLC and, Hubbell Incorporated, dated October 28, 2023	8-K	001-02958	2.1	10/30/2023
3.1	Amended and Restated Certificate of Incorporation, as amended and restated as of December 23, 2015	8-A12B	001-02958	3.1	12/23/2015
3.2	Amended and Restated By-Laws of Hubbell Incorporated, effective February 15, 2023	8-K	001-02958	3.1	2/22/2023
4.1
Senior Indenture, dated as of September 15, 1995, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee
		S-4	333-90754	4a	6/18/2002
4.2	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.3	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.4	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.5	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.6	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.7	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.8	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018

HUBBELL INCORPORATED - Form 10-K	98

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.9	Sixth Supplemental Indenture, dated as of March 12, 2021, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	3/12/2021
4.10	Form of 2.300% Senior Notes due 2031.	8-K	001-02958	4.2	3/12/2021
4.11	Description of Registered Securities					*
10.1†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.2†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	POS AM	333-206898	4.4	12/24/2015
10.3†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.3(a)†	Amendment 1, dated December 4, 2019, to Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.4(a)	2/14/2020
10.4†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.4(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.4(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.4(c)†	Third Amendment, dated December 4, 2019, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(c)	2/14/2020
10.5†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.5(a)†	First Amendment, dated December 4, 2019, to Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10.6(a)	2/14/2020
10.6†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 4, 2019	10-K	001-02958	10.7	2/14/2020
10.7†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.8†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.9†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (cliff)					*
10.10†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (incremental)					*
10.11†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.12†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.12(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.12(b)†	Second Amendment, dated December 4, 2019, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.12(b)	2/14/2020
10.12(c)†	Third Amendment, dated February 10, 2021, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015.	10-Q	001-02958	10.2	4/28/2021
10.13†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, as amended and restated effective December 4, 2019.	10-K	001-02958	10.14	2/14/2020

HUBBELL INCORPORATED - Form 10-K	99

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.14†	Grantor Trust for Senior Management Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as trustee, as amended and restated effective December 8, 2015	10-K	001-02958	10.18	2/18/2016
10.15†	Grantor Trust for Non-Employee Director Plans Trust Agreement between Hubbell Incorporated and The Bank of New York, as amended and restated effective December 8, 2015	10-K	001-02958	10.19	2/18/2016
10.16†	Trust Agreement by and between Hubbell Incorporated and MG Trust Company d/b/a Matrix Trust Company, as Trustee, as amended and restated effective November 6, 2015	10-K	001-02958	10.20	2/18/2016
10.17†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Gerben W. Bakker	8-K	001-02958	10.1	12/30/2022
10.18†	Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Allan J. Connolly	8-K	001-02958	10.2	12/30/2022
10.19†	Change in Control Severance Agreement, dated as of July 1, 2023, between Hubbell Incorporated and Gregory A. Gumbs					*
10.20†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Katherine A. Lane	8-K	001-02958	10.3	12/30/2022
10.21†	Change in Control Severance Agreement, dated as of July 1, 2023, between Hubbell Incorporated and Mark E. Mikes					*
10.22†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.4	12/30/2022
10.23	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.24	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
10.25††	Term Loan Agreement, dated as of December 8, 2023, by and among Hubbell Incorporated, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	8-K	001-02958	10.1	12/12/2023
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Compensation Recovery Policy, effective December 1, 2023					*

HUBBELL INCORPORATED - Form 10-K	100

Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101	The following materials from Hubbell Incorporated's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.					*
104	The cover page of this Annual Report on Form 10-K for the year end December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††	Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the U.S. Securities and Exchange Commission; provided, that Hubbell may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
*	Filed herewith.
**	Furnished herewith.

ITEM 16 FORM 10-K SUMMARY

None.

HUBBELL INCORPORATED - Form 10-K	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JONATHAN M. DEL NERO	By	/s/ WILLIAM R. SPERRY
	Jonathan M. Del Nero		William R. Sperry
	Vice President, Controller		Executive Vice President,
Chief Financial Officer
Date:	February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ G. W. BAKKER G. W. Bakker	Chairman of the Board, President and Chief Executive Officer	2/8/2024
By	/s/ W. R. SPERRY W. R. Sperry	Executive Vice President, Chief Financial Officer	2/8/2024
By	/s/ J. M. DEL NERO J. M. Del Nero	Vice President, Controller (Principal Accounting Officer)	2/8/2024
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/8/2024
By	/s/ D. L. DIAL D. L. Dial	Director	2/8/2024
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/8/2024
By	/s/ R. A. HERNANDEZ R. A. Hernandez	Director	2/8/2024
By	/s/ N. J. KEATING N. J. Keating	Director	2/8/2024
By	/s/ B. C. LIND B. C. Lind	Director	2/8/2024
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/8/2024
By	/s/ J. M. POLLINO J. M. Pollino	Director	2/8/2024
By	/s/ J. G. RUSSELL J. G. Russell	Director	2/8/2024

(1)As of February 8, 2024.

HUBBELL INCORPORATED - Form 10-K	102

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2021, 2022 and 2023

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2021	$10.6	$2.0	$(2.0)	$10.6
Year 2022	$10.6	$7.2	$(3.5)	$14.3
Year 2023	$14.3	$(0.2)	$(2.5)	$11.6
Allowance for credit memos, returns and cash discounts:
Year 2021	$31.9	$296.5	$(293.7)	$34.7
Year 2022	$34.7	$365.1	$(355.7)	$44.1
Year 2023	$44.1	$365.5	$(371.4)	$38.2
Valuation allowance on deferred tax assets:
Year 2021	$29.5	$3.1	$—	$32.6
Year 2022	$32.6	$(0.4)	$—	$32.2
Year 2023	$32.2	$5.2	$—	$37.4

HUBBELL INCORPORATED - Form 10-K	103