Form 10-Q
period 2024-09-30
HUBBELL INC
filed 2024-10-30
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
•whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company			☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 24, 2024 was 53,670,549.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$1,442.6	$1,375.8	$4,294.2	$4,027.1
Cost of goods sold	945.5	888.4	2,840.7	2,595.2
Gross profit	497.1	487.4	1,453.5	1,431.9
Selling & administrative expenses	193.3	211.1	620.0	619.0
Operating income	303.8	276.3	833.5	812.9
Interest expense, net	(18.7)	(7.8)	(59.6)	(26.7)
Loss on disposition of business	—	—	(5.3)	—
Other expense, net	(5.6)	(3.5)	(7.5)	(12.4)
Total other expense	(24.3)	(11.3)	(72.4)	(39.1)
Income before income taxes	279.5	265.0	761.1	773.8
Provision for income taxes	58.5	63.0	175.8	180.2
Net income	221.0	202.0	585.3	593.6
Less: Net income attributable to noncontrolling interest	(1.6)	(1.9)	(4.5)	(4.8)
Net income attributable to Hubbell Incorporated	$219.4	$200.1	$580.8	$588.8

Earnings per share:
Basic earnings per share	$4.08	$3.72	$10.80	$10.96
Diluted earnings per share	$4.05	$3.70	$10.73	$10.89
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2024	2023
Net income	$221.0	$202.0
Other comprehensive income (loss):
Foreign currency translation adjustments	17.7	(12.8)
Defined benefit pension and post-retirement plans, net of taxes of $(0.6) and $(0.7)	1.9	1.9
Unrealized gain (loss) on investments, net of taxes of $(0.2) and $0.1	0.8	(0.3)
Unrealized gain (loss) on cash flow hedges, net of taxes of $0.1 and $(0.1)	(0.4)	0.4
Other comprehensive income (loss)	20.0	(10.8)
Comprehensive income	241.0	191.2
Less: Comprehensive income attributable to noncontrolling interest	1.6	1.9
Comprehensive income attributable to Hubbell Incorporated	$239.4	$189.3
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2024	2023
Net income	$585.3	$593.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.2)	0.5
Defined benefit pension and post-retirement plans, net of taxes of $(1.8) and $(2.5)	6.1	5.3
Unrealized gain (loss) on investments, net of taxes of $(0.1) and $0.1	0.4	(0.3)
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1) and $0.2	0.1	(0.5)
Other comprehensive income (loss)	(6.6)	5.0
Comprehensive income	578.7	598.6
Less: Comprehensive income attributable to noncontrolling interest	4.5	4.8
Comprehensive income attributable to Hubbell Incorporated	$574.2	$593.8
See notes to unaudited Condensed Consolidated Financial Statements.s to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial
HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$435.7	$336.1
Short-term investments	9.9	12.6
Accounts receivable (net of allowances of $11.4 and $11.6)	894.8	785.4
Inventories, net	850.0	832.9
Other current assets	128.7	129.7
Assets held for sale - current	—	70.5
Total Current Assets	2,319.1	2,167.2
Property, Plant, and Equipment, net	692.6	652.6
Other Assets
Investments	85.5	75.8
Goodwill	2,523.5	2,533.4
Other intangible assets, net	1,108.4	1,196.0
Other long-term assets	205.9	197.1
Assets held for sale - non-current	—	91.9
TOTAL ASSETS	$6,935.0	$6,914.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$291.2	$117.4
Accounts payable	547.5	563.5
Accrued salaries, wages and employee benefits	120.4	173.6
Accrued insurance	77.8	79.1
Other accrued liabilities	359.8	365.2
Liabilities held for sale - current	—	24.6
Total Current Liabilities	1,396.7	1,323.4
Long-Term Debt	1,640.3	2,023.2
Other Non-Current Liabilities	669.2	660.6
Liabilities held for sale - non-current	—	17.5
TOTAL LIABILITIES	3,706.2	4,024.7
Commitments and contingencies (Note 15)
Hubbell Incorporated Shareholders’ Equity	3,215.0	2,877.0
Noncontrolling interest	13.8	12.3
TOTAL EQUITY	3,228.8	2,889.3
TOTAL LIABILITIES AND EQUITY	$6,935.0	$6,914.0
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net income	$585.3	$593.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.8	110.1
Deferred income taxes	4.2	(17.1)
Stock-based compensation	24.2	21.6
Provision for bad debt expense	(0.6)	—
Loss on disposition of business	5.3	—
Loss on sale of assets	0.7	1.5
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(116.0)	(101.0)
Increase in inventories, net	(30.8)	(39.4)
(Decrease) increase in accounts payable	(14.0)	25.1
Decrease in current liabilities	(66.2)	(45.2)
Changes in other assets and liabilities, net	17.2	2.5
Contribution to qualified defined benefit pension plans	(1.3)	(10.0)
Other, net	(8.0)	(6.4)
Net cash provided by operating activities	558.8	535.3
Cash Flows from Investing Activities
Capital expenditures	(112.4)	(103.8)
Acquisitions, net of cash acquired	5.9	(60.0)
Proceeds from disposal of business, net of cash	122.9	—
Purchases of available-for-sale investments	(11.7)	(13.7)
Proceeds from available-for-sale investments	14.5	15.8
Other, net	0.8	0.3
Net cash provided by (used in) investing activities	20.0	(161.4)
Cash Flows from Financing Activities
Payment of long-term debt	(386.3)	—
Borrowing (Payment) of short-term debt, net	173.6	(1.4)
Payment of dividends	(196.5)	(180.1)
Acquisition of common shares	(30.0)	(30.0)
Other, net	(37.2)	(30.2)
Net cash used in financing activities	(476.4)	(241.7)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	0.3
Increase in cash and cash equivalents	99.2	132.5
Cash and cash equivalents, beginning of year	336.1	440.5
Cash and cash equivalents within assets held for sale, beginning of year	—	—
Restricted cash, included in other assets, beginning of year	3.2	2.8
Less: Restricted cash, included in Other Assets	2.8	3.0
Cash and cash equivalents, end of period	$435.7	$572.8
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50: Disclosure of Supplier Finance Program Obligations)”, which the Company adopted in the first quarter of 2023, with the exception of the rollforward information, which was effective for the Company in the first quarter of 2024.

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables (“Payment Services Arrangements”). Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheet, of which $102.5 million and $101.3 million was outstanding at September 30, 2024 and December 31, 2023, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. The rollforward of the Company's outstanding obligations confirmed as valid under the Payment Services Arrangements supplier finance program for the nine months ended September 30, 2024, is as follows:

(in millions)	Nine Months Ended September 30, 2024
Confirmed obligations outstanding at the beginning of the period	$101.3
Invoices confirmed during the period	261.0
Confirmed invoices paid during the period	(259.8)
Confirmed obligations outstanding at the end of the period	$102.5

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents
Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheet, of which, $1.7 million and $2.0 million was outstanding at September 30, 2024 and December 31, 2023, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows. The rollforward of the Company's outstanding obligations confirmed as valid under the commercial card supplier finance program for the nine months ended September 30, 2024, is as follows:

(in millions)	Nine Months Ended September 30, 2024
Confirmed obligations outstanding at the beginning of the period	$2.0
Invoices confirmed during the period	17.5
Confirmed invoices paid during the period	(17.8)
Confirmed obligations outstanding at the end of the period	$1.7

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting-Improvements to Reportable Segment Disclosures”, which adds a requirement for public entities to disclose its significant segment expense categories and amounts for each reportable segment for all periods presented. This information is required to be disclosed at both interim and annual periods. In addition, this ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. Public entities are also required to disclose how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is assessing the impact of adopting this standard on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosure”, which enhances the disaggregation of income tax disclosures. The ASU requires public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold equal to or greater than 5%. Public entities are required to provide an explanation of certain rate reconciling items if not otherwise evident, such as the nature, causes and judgement used to categorize the item. The ASU also requires disclosure of income taxes paid (net of refund received) detailed by federal, state/local and foreign, and amounts paid to individual jurisdictions that are equal to or greater than 5% of total income taxes paid. The ASU is effective for public entities for fiscal years beginning after December 15, 2024 and for interim periods for fiscal years beginning after December 15, 2025. The Company is assessing the impact of adopting this standard on its financial statements.

HUBBELL INCORPORATED-Form 10-Q    8

Back to Contents

NOTE 2 Business Acquisitions and Dispositions

2023 Acquisitions

In the second quarter of 2023, the Company acquired all of the issued and outstanding membership interests of EI Electronics LLC (“EIG”) for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial and industrial markets. This business is reported in the Utility Solutions segment.

In the fourth quarter of 2023, the Company acquired all of the issued and outstanding shares of Indústria Eletromecânica Balestro Ltda. (“Balestro”) for a cash purchase price of approximately $87 million, net of cash acquired, subject to customary purchase price adjustments. Balestro is a company headquartered in Mogi Mirim, São Paulo, Brazil and designs, manufactures, and delivers top quality products for the electrical utility industry in Brazil and other countries in Latin America, as well as other parts of the world. This business is reported in the Utility Solutions segment.

In the fourth quarter of 2023, the Company acquired Northern Star Holdings, Inc. (“Systems Control”) for approximately $1.1 billion, net of cash acquired, subject to customary purchase price adjustments. Systems Control is a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions. This business is reported in the Utility Solutions segment.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the updated preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's 2023 acquisitions. The final determination of the fair value of certain assets and liabilities will be completed within the applicable one year measurement period as required by FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations and financial position. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position. The purchase accounting for the EIG and Balestro acquisitions is complete.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for all of the Company's 2023 acquisitions (in millions):

Accounts receivable	$71.5
Inventories	85.0
Other current assets	49.6
Property, plant and equipment	31.8
Other non-current assets	2.8
Intangible assets	602.7
Accounts payable	(17.5)
Other accrued liabilities	(85.0)
Deferred tax liabilities, net	(132.7)
Other non-current liabilities	(11.9)
Goodwill	609.5
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,205.8

HUBBELL INCORPORATED-Form 10-Q    9

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement (“TSA”), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Income from the TSA for the three and nine months ended September 30, 2024 was $1.6 million and $6.1 million, respectively, and was recorded in Other expense, net in the Condensed Consolidated Statement of Income.
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

Revenue from service contracts and post-shipment performance obligations are approximately one percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

The following table presents disaggregated revenue by business group. In January 2024, we internally reorganized certain businesses within our Utility Solutions segment, and in July 2024, we internally reorganized certain businesses within our Electrical Solutions segment. Those re-organizations streamline the organization and align the organization to better serve our customers. These changes had no impact to our reportable segments. In conjunction with these changes, prior period amounts have been reclassified to conform to the current organizational structure. In addition, the residential lighting business, included in the Retail and Builder section below, was sold in the first quarter of 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2024	2023	2024	2023
Net sales
Grid Infrastructure	$654.2	$569.7	$1,921.5	$1,714.5
Grid Automation	278.9	268.2	832.1	735.8
Total Utility Solutions	$933.1	$837.9	$2,753.6	$2,450.3
Electrical Products	$232.1	$231.3	$708.6	$682.4
Industrial	277.4	261.0	810.8	749.5
Retail and Builder	—	45.6	21.2	144.9
Total Electrical Solutions	$509.5	$537.9	$1,540.6	$1,576.8
TOTAL	$1,442.6	$1,375.8	$4,294.2	$4,027.1

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
The following table presents disaggregated revenue by geographic location (on a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2024	2023	2024	2023
Net sales
United States	$887.0	$796.5	$2,619.9	$2,323.4
International	46.1	41.4	133.7	126.9
Total Utility Solutions	$933.1	$837.9	$2,753.6	$2,450.3
United States	$433.5	$465.7	$1,315.6	$1,369.9
International	76.0	72.2	225.0	206.9
Total Electrical Solutions	$509.5	$537.9	$1,540.6	$1,576.8
TOTAL	$1,442.6	$1,375.8	$4,294.2	$4,027.1

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $134.6 million as of September 30, 2024 compared to $118.6 million as of December 31, 2023. The $16.0 million increase in our contract liabilities balance was primarily due to a $89.7 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $73.7 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2024. The ending balance of contract assets as of September 30, 2024 and December 31, 2023, was $40.4 million and $41.6 million, respectively, with the decrease being driven by revenue recognized in excess of billings. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2024.

Unsatisfied Performance Obligations

As of September 30, 2024, the Company had approximately $80 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

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

The Electrical Solutions segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, lighting fixtures, components and other electrical equipment. The products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gases and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. There are also a variety of wiring devices, lighting fixtures and electrical products that have residential and utility applications, including residential products with Internet-of-Things (“IoT”) enabled technologies. These products are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, lighting showrooms and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and OEMs.

The following table sets forth financial information by reporting segment (in millions):

	Net Sales		Operating Income		Operating Income as a % of Net Sales
	2024	2023	2024	2023	2024	2023
Three Months Ended September 30,
Utility Solutions	$933.1	$837.9	$210.5	$186.8	22.6%	22.3%
Electrical Solutions	509.5	537.9	93.3	89.5	18.3%	16.6%
TOTAL	$1,442.6	$1,375.8	$303.8	$276.3	21.1%	20.1%
Nine Months Ended September 30,
Utility Solutions	$2,753.6	$2,450.3	$564.1	$563.8	20.5%	23.0%
Electrical Solutions	1,540.6	1,576.8	269.4	249.1	17.5%	15.8%
TOTAL	$4,294.2	$4,027.1	$833.5	$812.9	19.4%	20.2%

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents
NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2024	December 31, 2023
Raw material	$401.1	$394.1
Work-in-process	216.4	189.2
Finished goods	394.3	412.1
Subtotal	1,011.8	995.4
Excess of FIFO over LIFO cost basis	(161.8)	(162.5)
TOTAL	$850.0	$832.9
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents
NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2024, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2023	$1,897.5	$635.9	$2,533.4
Prior year acquisitions(1)	(5.2)	—	(5.2)
Foreign currency translation	(6.1)	1.4	(4.7)
BALANCE AT SEPTEMBER 30, 2024	$1,886.2	$637.3	$2,523.5
 (1) Refer to Note 2 - Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$233.8	$(93.1)	$233.7	$(84.8)
Customer relationships, developed technology and other	1,511.1	(577.2)	1,513.1	(500.1)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,744.9	$(670.3)	$1,746.8	$(584.9)
Indefinite-lived:
Tradenames and other	33.8	—	34.1	—
TOTAL OTHER INTANGIBLE ASSETS	$1,778.7	$(670.3)	$1,780.9	$(584.9)

Amortization expense associated with definite-lived intangible assets was $28.4 million and $18.4 million during the three months ended September 30, 2024 and 2023, respectively, and $85.4 million and $54.3 million during the nine months ended September 30, 2024 and 2023, respectively. Future amortization expense associated with these intangible assets is estimated to be $28.2 million for the remainder of 2024, $95.9 million in 2025, $89.9 million in 2026, $85.5 million in 2027, $82.2 million in 2028, and $78.0 million in 2029. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful lives, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The organizational changes described in Note 3 - Revenue resulted in a change in the Company's reporting units within the Electrical Solutions segment. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment prior to the change, for the reporting units within the Electrical Solutions segment. Because the changes did not affect the Utility Solutions segment, no interim goodwill impairment assessment was required for that segment.

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

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents
NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2024	December 31, 2023
Customer program incentives	$46.5	$57.4
Accrued income taxes	30.6	21.1
Contract liabilities - deferred revenue	127.4	111.5
Customer refund liability	20.3	18.1
Accrued warranties short-term(1)	15.2	15.6
Current operating lease liabilities	34.5	30.6
Other	85.3	110.9
TOTAL	$359.8	$365.2
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2024	December 31, 2023
Pensions	$131.1	$135.0
Other post-retirement benefits	14.4	14.4
Deferred tax liabilities	246.0	240.3
Accrued warranties long-term(1)	24.9	23.6
Non-current operating lease liabilities	125.7	118.8
Other	127.1	128.5
TOTAL	$669.2	$660.6
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents
NOTE 9 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2023	$0.6	$6.1	$3,182.7	$(312.4)	$2,877.0	$12.3
Net income	—	—	361.4	—	361.4	2.9
Other comprehensive (loss) income	—	—	—	(26.6)	(26.6)	—
Stock-based compensation	—	18.9	—	—	18.9	—
Acquisition/surrender of common shares(1)	—	(23.1)	(23.9)	—	(47.0)	—
Cash dividends declared ($2.44 per share)	—	—	(131.3)	—	(131.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2024	$0.6	$2.1	$3,388.9	$(339.0)	$3,052.6	$13.7
Net income	—	—	219.4	—	219.4	1.6
Other comprehensive (loss) income	—	—	—	20.0	20.0	—
Stock-based compensation	—	5.3	—	—	5.3	—
Acquisition/surrender of common shares(1)	—	(6.4)	(10.6)	—	(17.0)	—
Cash dividends declared ($1.22 per share)	—	—	(65.5)	—	(65.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2024	$0.6	$1.2	$3,532.2	$(319.0)	$3,215.0	$13.8
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
Net income	—	—	388.7	—	388.7	2.9
Other comprehensive (loss) income	—	—	—	15.8	15.8	—
Stock-based compensation	—	16.1	—	—	16.1	—
Acquisition/surrender of common shares(1)	—	(16.3)	(24.5)	—	(40.8)	—
Cash dividends declared ($2.24 per share)	—	—	(120.2)	—	(120.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(2.2)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2023	$0.6	$—	$2,949.5	$(329.4)	$2,620.7	$10.4
Net income	—	—	200.1	—	200.1	1.9
Other comprehensive (loss) income	—	—	—	(10.8)	(10.8)	—
Stock-based compensation	—	5.5	—	—	5.5	—
Acquisition/surrender of common shares(1)	—	(4.3)	(12.1)	—	(16.4)	—
Cash dividends declared ($1.12 per share)	—	—	(60.2)	—	(60.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2023	$0.6	$1.4	$3,077.3	$(340.2)	$2,739.1	$11.4
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $34.5 million and $36.6 million in the first nine months of 2024 and 2023, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2024 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2023	$(0.3)	$(0.2)	$(178.4)	$(133.5)	$(312.4)
Other comprehensive income (loss) before reclassifications	0.3	0.4	—	(13.2)	(12.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	6.1	—	5.9
Current period other comprehensive income (loss)	0.1	0.4	6.1	(13.2)	(6.6)
BALANCE AT SEPTEMBER 30, 2024	$(0.2)	$0.2	$(172.3)	$(146.7)	$(319.0)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2024	2023	2024	2023	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$—	Net sales
	0.1	0.1	0.3	0.8	Cost of goods sold
	—	—	—	—	Other expense, net
	0.1	0.1	0.3	0.8	Total before tax
	—	—	(0.1)	(0.2)	Tax benefit (expense)
	$0.1	$0.1	$0.2	$0.6	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Actuarial gains (losses) (a)	(2.4)	(2.5)	(7.6)	(7.5)
	(2.5)	(2.6)	(7.9)	(7.8)	Total before tax
	0.6	0.7	1.8	2.5	Tax benefit (expense)
	$(1.9)	$(1.9)	$(6.1)	$(5.3)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(1.8)	$(1.8)	$(5.9)	$(4.7)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Hubbell Incorporated	$219.4	$200.1	$580.8	$588.8
Less: Earnings allocated to participating securities	(0.4)	(0.5)	(1.1)	(1.4)
Net income available to common shareholders	$219.0	$199.6	$579.7	$587.4

Denominator:
Average number of common shares outstanding	53.7	53.6	53.7	53.6
Potential dilutive common shares	0.3	0.4	0.3	0.4
Average number of diluted shares outstanding	54.0	54.0	54.0	54.0

Earnings per share:
Basic earnings per share	$4.08	$3.72	$10.80	$10.96
Diluted earnings per share	$4.05	$3.70	$10.73	$10.89

The Company did not have any significant anti-dilutive securities outstanding during the three and nine months ended September 30, 2024 and 2023.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents
NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Three Months Ended September 30,
Service cost	$0.1	$0.2	$—	$—
Interest cost	8.4	8.8	0.2	0.2
Expected return on plan assets	(7.7)	(7.0)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.5	2.7	(0.1)	(0.2)
NET PERIODIC BENEFIT COST	$3.4	$4.8	$0.1	$—
Nine Months Ended September 30,
Service cost	$0.4	$0.4	$—	$—
Interest cost	25.0	26.3	0.6	0.6
Expected return on plan assets	(23.0)	(21.0)	—	—
Amortization of prior service cost	0.3	0.3	—	—
Amortization of actuarial losses (gains)	7.9	7.9	(0.3)	(0.4)
NET PERIODIC BENEFIT COST	$10.6	$13.9	$0.3	$0.2

Employer Contributions

The Company made no contributions to its qualified domestic defined benefit pension plan and $1.3 million in contributions to its foreign pension plans during the nine months ended September 30, 2024. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2024.
HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents
NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2024 and December 31, 2023, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2024 and 2023 are set forth below (in millions):

	2024	2023
BALANCE AT JANUARY 1, (a)	$39.2	$46.2
Provision	7.7	9.2
Expenditures/payments/other	(6.8)	(8.6)
BALANCE AT SEPTEMBER 30, (a)	$40.1	$46.8
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    22

Back to Contents
NOTE 14 Fair Value Measurement

Financial Instruments

Financial instruments which potentially subject the Company to significant concentrations of credit loss risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base, including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.
At September 30, 2024, our accounts receivable balance was $894.8 million, net of allowances of $11.4 million. During the nine months ended September 30, 2024, our allowances decreased by approximately $0.2 million.
Investments

At September 30, 2024 and December 31, 2023, the Company had $67.0 million and $65.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $66.8 million and $65.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2024 or September 30, 2023. As of September 30, 2024 and December 31, 2023, the unrealized losses attributable to our available-for-sale debt securities were $0.5 million and $0.6 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $21.6 million at September 30, 2024 and $34.5 million at December 31, 2023.

The Company also had trading securities of $28.4 million at September 30, 2024 and $23.4 million at December 31, 2023 that are carried on the balance sheet at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statement of Income.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2024
Money market funds(a)	$172.1	$—	$—	$172.1
Available for sale investments	—	67.0	—	67.0
Trading securities	28.4	—	—	28.4
Deferred compensation plan liabilities	(28.4)	—	—	(28.4)
Derivatives:
Forward exchange contracts-(Liabilities)(b)	—	(0.3)	—	(0.3)
TOTAL	$172.1	$66.7	$—	$238.8

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2023
Money market funds(a)	$105.1	$—	$—	$105.1
Available for sale investments	—	65.0	—	65.0
Trading securities	23.4	—	—	23.4
Deferred compensation plan liabilities	(23.4)	—	—	(23.4)
Derivatives:
Forward exchange contracts-(Liabilities)(b)	—	(0.5)	—	(0.5)
TOTAL	$105.1	$64.5	$—	$169.6
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $4.7 million and $3.4 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2024 and 2023, respectively. As a result of participant distributions, the Company sold $2.9 million of these trading securities during the nine months ended September 30, 2024 and $2.0 million during the nine months ended September 30, 2023. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of September 30, 2024 and December 31, 2023, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, including the $15.0 million and $15.0 million, respectively, current portion of the term loan, was $1,655.3 million and $2,038.2 million, respectively. The estimated fair value of the long-term debt as of September 30, 2024 and December 31, 2023 was $1,600.3 million and $1,951.6 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents
NOTE 16 Restructuring Costs and Other

In the three and nine months ended September 30, 2024, we incurred costs for restructuring actions initiated in 2024 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$0.1	$0.6	$—	$—	$0.1	$0.6
Electrical Solutions	1.2	0.4	—	0.1	1.2	0.5
Total Pre-Tax Restructuring Costs	$1.3	$1.0	$—	$0.1	$1.3	$1.1

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$2.7	$1.9	$1.6	$0.2	$4.3	$2.1
Electrical Solutions	5.2	1.3	1.5	—	6.7	1.3
Total Pre-Tax Restructuring Costs	$7.9	$3.2	$3.1	$0.2	$11.0	$3.4

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/24	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 9/30/24
2024 Restructuring Actions
Severance	$—	$9.0	$(5.4)	$3.6
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.6	(0.6)	—
Total 2024 Restructuring Actions	$—	$9.6	$(6.0)	$3.6
2023 and Prior Restructuring Actions
Severance	$3.9	$0.8	$(3.7)	$1.0
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.6	(0.7)	—
Total 2023 and Prior Restructuring Actions	$4.0	$1.4	$(4.4)	$1.0
Total Restructuring Actions	$4.0	$11.0	$(10.4)	$4.6

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents
The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2023	Costs incurred in the first nine months of 2024	Remaining costs at 9/30/2024
2024 Restructuring Actions
Utility Solutions	$3.8	$—	$3.8	$—
Electrical Solutions	8.4	—	5.8	2.6
Total 2024 Restructuring Actions	$12.2	$—	$9.6	$2.6
2023 and Prior Restructuring Actions
Utility Solutions	$4.1	$2.9	$0.5	$0.7
Electrical Solutions	4.3	2.5	0.9	0.9
Total 2023 and Prior Restructuring Actions	$8.4	$5.4	$1.4	$1.6
Total Restructuring Actions	$20.6	$5.4	$11.0	$4.2

NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2024	December 31, 2023
Senior notes at 3.35%	2026	$399.0	$398.6
Senior notes at 3.15%	2027	298.5	298.0
Senior notes at 3.50%	2028	447.5	447.0
Senior notes at 2.300%	2031	297.1	296.7
Term loan, net of current portion of $15.0 million and $15.0 million, respectively	2026	198.2	582.9
TOTAL LONG-TERM DEBT(a)		$1,640.3	$2,023.2
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.

Term Loan Agreement

In connection with the December 2023 acquisition of Systems Control, the Company entered into a term loan agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis. Borrowings under the Term Loan Agreement bear interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based-grid) or the alternative base rate. Currently the loans bear interest based on the adjusted term SOFR rate, which was 6.5% as of September 30, 2024. The principal amount of borrowings under the Term Loan Agreement amortizes in equal quarterly installments of 2.5% of the original outstanding principal amounts in 2024, 2.5% in 2025, and 5% in 2026, with the remaining outstanding principal amount under the Term Loan Agreement due and payable in full at maturity in December 2026. The Company may make principal payments in excess of the amortization schedule at its discretion. During the nine months ended September 30, 2024 the Company made $386.25 million of principal payments. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of September 30, 2024.

2021 Credit Facility

The Company has a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility”). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2024. As of September 30, 2024, the 2021 Credit Facility was undrawn.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents
Short-Term Debt and Current Portion of Long-Term Debt

The Company had $291.2 million and $117.4 million of short-term debt and current portion of long-term debt outstanding at September 30, 2024 and December 31, 2023, respectively, composed of the following:

•$274.0 million of commercial paper borrowings outstanding at September 30, 2024, and $100.0 million of commercial paper borrowings outstanding at December 31, 2023, which was used to fund the Systems Control acquisition.

•$15.0 million and $15.0 million of long-term debt classified as current within current liabilities in the Condensed Consolidated Balance Sheets, reflecting maturities within the next 12 months related to borrowing under the Term Loan Agreement at September 30, 2024 and December 31, 2023, respectively.

•$2.2 million and $2.4 million of other short-term debt outstanding at September 30, 2024 and December 31, 2023, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

Note 18 Stock-Based Compensation

As of September 30, 2024, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the “Award Plan”). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2024, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended September 30, 2024.

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

In February 2024, the Company granted 37,817 restricted stock awards with a fair value per share of $352.55.

HUBBELL INCORPORATED-Form 10-Q    28

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

Performance Shares - Market Condition

In February 2024, the Company granted 8,736 performance shares that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for the 2024 grant was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2024:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2024	$352.55	1.4%	30.6%	4.1%	2.9 years	$483.99
HUBBELL INCORPORATED-Form 10-Q    29

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

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and based on an assessment of the performance achieved to date. The weighted average fair value per share was $341.19 for the awards granted during February 2024.

Grant Date	Fair Value	Performance Period	Payout Range
February 2024	$341.19	Jan 2024 - Dec 2026	0%-200%

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, Ireland and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,000 individuals worldwide as of September 30, 2024.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the nine months ended September 30, 2024 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our strategy to deliver products through a competitive cost structure has resulted in past and ongoing restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, and the effectiveness and efficiency of our workforce.

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

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile and unpredictable. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Since early 2021, we have experienced significant inflationary pressure across much of our business. As a result, we have taken various pricing actions to cover the higher costs and protect our profitability. Although the inflation has moderated considerably since its high point in 2022, we expect inflation to remain a factor for the foreseeable future and we expect to continue to take these pricing actions subject to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity which could reduce our customers’ demand for our products, and cause the continuation of relatively high market interest rates that increase our borrowing costs. Additionally, international tensions, such as the conflicts in the Middle East and Ukraine, as well as trade and other tensions, including those with China may affect demand for our products, as well as our production costs.
HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (the “Condensed Financial Statements”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations – Third Quarter of 2024 compared to the Third Quarter of 2023

Overview

Third quarter 2024 net sales were $1,442.6 million and grew by 5%, including 6% growth from acquisitions net of divestitures, partially offset by a 1% contraction of organic net sales driven by lower volume.

Organic net sales growth in the Electrical Solutions segment was strong, led by datacenter and renewables verticals. Organic net sales contracted 4% in the Utility Solutions segment as strength in transmission, substation and grid protection and controls markets was more than offset by weak telcom markets and utility distribution markets continued to reflect the impact of customer inventory normalization in the quarter.

Acquisitions within Utility Solutions contributed to 9% consolidated net sales growth, driven by our acquisition of Systems Control in the fourth quarter of 2023, while the divestiture of the residential lighting business from the Electrical Solutions segment was completed in the first quarter of 2024 and contributed to a 3% decline in consolidated net sales as compared to the third quarter of 2023.

Operating margin in the third quarter of 2024 was 21.1% and expanded by 100 basis points. Adjusted operating margin, which excludes amortization of acquisition-related intangibles and transaction, integration and separation costs, was 23.2% and expanded by 180 basis points. Margin expansion in the quarter was primarily driven by favorable price realization and benefits from operational productivity, as well as the impact of recent portfolio transformation efforts, and higher prior year investments in the business. Those factors were partially offset by continued material and other cost inflation. These factors are further described within Segment Results below.

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

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2024	% of Net sales	2023	% of Net sales
Net sales	$1,442.6		$1,375.8
Cost of goods sold	945.5	65.5%	888.4	64.6%
Gross profit	497.1	34.5%	487.4	35.4%
Selling & administrative (“S&A”) expense	193.3	13.4%	211.1	15.3%
Operating income	303.8	21.1%	276.3	20.1%
Net income	221.0	15.3%	202.0	14.6%
Less: Net income attributable to non-controlling interest	(1.6)	(0.1)%	(1.9)	(0.1)%
Net income attributable to Hubbell Incorporated	219.4	15.2%	200.1	14.5%
Less: Earnings allocated to participating securities	(0.4)		(0.5)
Net income available to common shareholders	$219.0		$199.6
Average number of diluted shares outstanding	54.0		54.0
DILUTED EARNINGS PER SHARE	$4.05		$3.70
HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents
In the following discussion of results of operations, we refer to “adjusted” operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items that, in management's judgement, significantly affect the comparability of operating results, or that are not considered to be components of our core operating performance.

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

The acquisition and divestiture actions taken by the Company in the fourth quarter of 2023 resulted in a significant increase in integration and separation costs. As a result, we believe excluding costs relating to these fourth quarter transactions provides useful and more comparable information for investors to better assess our operating performance.

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

HUBBELL INCORPORATED-Form 10-Q    33

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

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended September 30,
	2024	% of Net sales	2023	% of Net sales
Operating income (GAAP measure)	$303.8	21.1%	$276.3	20.1%
Amortization of acquisition-related intangible assets	28.1	1.9%	18.4	1.3%
Transaction, integration & separation costs	2.9	0.2%	—	—%
Adjusted operating income (non-GAAP measure)	$334.8	23.2%	$294.7	21.4%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended September 30,
	2024	Diluted Per Share	2023	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$219.4	$4.05	$200.1	$3.70
Amortization of acquisition-related intangible assets	28.1	0.53	18.4	0.34
Transaction, integration & separation costs	2.9	0.05	—	—
Subtotal	$250.4	$4.63	$218.5	$4.04
Income tax effects(1)	7.5	0.13	4.6	0.08
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$242.9	$4.50	$213.9	$3.96
Less: Earnings allocated to participating securities	(0.4)	(0.01)	(0.5)	(0.01)
Adjusted net income available to common shareholders (non-GAAP measure)	$242.5	$4.49	$213.4	$3.95
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$66.8	4.9	$59.6	4.5
Impact of acquisitions	128.6	9.4	8.3	0.6
Impact of divestitures	(45.6)	(3.3)	—	—
Foreign currency exchange	(2.4)	(0.2)	4.7	0.4
Organic net sales growth (decline) (non-GAAP measure)	$(13.8)	(1.0)	$46.6	3.5

Net Sales

Net sales of $1,442.6 million in the third quarter of 2024 increased by $66.8 million compared to the third quarter of 2023. Organic net sales decreased by 1.0% driven by a low single digit percentage decrease in volumes, partially offset by a low single digit increase in price realization. Acquisitions net of divestitures contributed 6.1% to net sales growth. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold increased by 90 basis points to 65.5% in the third quarter of 2024, resulting in gross profit margin contracting to 34.5%. Approximately four percentage points of gross profit margin contraction was driven by higher intangible amortization expense, material and other cost inflation and lower volume, which was partially offset by approximately three percentage points of margin expansion driven by favorable price realization and improved operational productivity.

Selling & Administrative Expenses

S&A expense in the third quarter of 2024 was $193.3 million and decreased by $17.8 million or 8.4% compared to the prior year period. This decrease was driven by higher investments in the business in prior year, including professional services, as well as lower employee incentive expense in the current year, partially offset by the impact of the 2023 acquisitions net of divestitures. S&A expense as a percentage of Net sales was 13.4% in the third quarter of 2024, compared to 15.3% in the third quarter of 2023.

Total Other Expense

Total other expense increased by $13.0 million in the third quarter of 2024 to $24.3 million, primarily due to higher net interest expense of $10.9 million, and a $2.7 million negative impact of foreign exchange in the third quarter of 2024 compared to the same period in 2023. The increase in interest expense was primarily attributable to debt incurred in connection with the acquisition of Systems Control and higher market interest rates.

Income Taxes

The effective tax rate in the third quarter of 2024 decreased to 20.9% as compared to 23.8% in the third quarter of 2023, primarily due to the tax benefits of an international restructuring completed during the third quarter of 2024.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $219.4 million in the third quarter of 2024 and increased 9.6% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the third quarter of 2024 increased 9% as compared to the third quarter of 2023. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods and transaction, integration & separation costs in the third quarter of 2024, was $242.9 million in the third quarter of 2024 and increased by 13.6% as compared to the third quarter of 2023.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
(In millions)	2024	2023
Net sales	$933.1	$837.9
Operating income (GAAP measure)	210.5	186.8
Amortization of acquisition-related intangible assets	24.1	13.9
Transaction, integration & separation costs	1.4	—
Adjusted operating income	$236.0	$200.7
Operating margin (GAAP measure)	22.6%	22.3%
Adjusted operating margin	25.3%	24.0%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Utility Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$95.2	11.3	$63.4	8.2
Impact of acquisitions	128.6	15.3	8.0	1.0
Impact of divestitures	—	—	—	—
Foreign currency exchange	(1.4)	(0.2)	2.2	0.3
Organic net sales growth (decline) (non-GAAP measure)	$(32.0)	(3.8)	$53.2	6.9

Net sales in the Utility Solutions segment in the third quarter of 2024 were $933.1 million, and increased by $95.2 million, or 11.3%, as compared to the third quarter of 2023. That increase was driven by a 15.3% increase in net sales from acquisitions, partially offset by a 3.8% decrease in organic net sales. The decrease in organic net sales was driven by a mid single digit percentage decrease in unit volume, partially offset by a low single digit increase in price realization. The decrease in unit volume resulted largely from volume declines in enclosures products led by a decline in the telcom markets as well as utility distribution markets continued to reflect the impact of customer inventory normalization. This was partially offset by robust growth in transmission and substation markets.

Operating income in the Utility Solutions segment for the third quarter of 2024 was $210.5 million, an increase of 12.7% compared to the third quarter of 2023. Operating margin increased by 30 basis points to 22.6% in the third quarter of 2024, as compared to the same period of 2023. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin increased by 130 basis points to 25.3%, as compared to the 2023 period. The increase in operating margin includes approximately four percentage points of margin expansion primarily due to favorable price realization, improved operational productivity, and higher prior year investments in the business, partially offset by approximately three percentage points of margin contraction primarily due to material and other cost inflation and lower unit volume. The impact of lower unit volume includes approximately 100 basis points of contraction from enclosures products, driven primarily by weakness in the telcom market.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
(In millions)	2024	2023
Net sales	$509.5	$537.9
Operating income (GAAP measure)	93.3	89.5
Amortization of acquisition-related intangible assets	4.0	4.5
Transaction, integration & separation costs	1.5	—
Adjusted operating income	$98.8	$94.0
Operating margin (GAAP measure)	18.3%	16.6%
Adjusted operating margin	19.4%	17.5%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Electrical Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(28.4)	(5.3)	$(3.8)	(0.7)
Impact of acquisitions	—	—	0.3	—
Impact of divestitures	(45.6)	(8.5)	—	—
Foreign currency exchange	(1.0)	(0.2)	2.5	0.5
Organic net sales growth (decline) (non-GAAP measure)	$18.2	3.4	$(6.6)	(1.2)

Net sales in the Electrical Solutions segment in the third quarter of 2024 were $509.5 million and decreased by $28.4 million, or 5.3%, as compared to the third quarter of 2023. That decrease includes 3.4% growth in organic net sales, which was more than offset by an 8.5% decline in net sales resulting from the disposition of the residential lighting business during the first quarter of 2024. The increase in organic net sales was driven by a low single digit percentage increase in unit volume and a low single digit percentage increase in price realization. Volume growth in the quarter was driven primarily by strength in datacenter and renewables markets, while broader industrial markets were steady and commercial markets were softer. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the third quarter of 2024 was $93.3 million and increased approximately 4.2% compared to the third quarter of 2023, while operating margin in the third quarter of 2024 expanded by 170 basis points to 18.3%. Excluding amortization of acquisition-related intangibles and transaction, integration and separation cost, the adjusted operating margin expanded by 190 basis points to 19.4%. The increase in operating margin was primarily due to approximately five percentage points of margin expansion from favorable price realization, improved operational productivity and higher volume. The disposition of the residential lighting business also contributed to that expansion. Those factors were partially offset by approximately three percentage points of margin contraction driven by higher material and other cost inflation and mix.

HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents

Results of Operations - Nine months ended September 30, 2024 compared to the Nine months ended September 30, 2023

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2024	% of Net sales	2023	% of Net sales
Net sales	$4,294.2		$4,027.1
Cost of goods sold	2,840.7	66.2%	2,595.2	64.4%
Gross profit	1,453.5	33.8%	1,431.9	35.6%
Selling & administrative (“S&A”) expense	620.0	14.4%	619.0	15.4%
Operating income	833.5	19.4%	812.9	20.2%
Net income	585.3	13.6%	593.6	14.7%
Less: Net income attributable to non-controlling interest	(4.5)	(0.1)%	(4.8)	(0.1)%
Net income attributable to Hubbell Incorporated	580.8	13.5%	588.8	14.6%
Less: Earnings allocated to participating securities	(1.1)		(1.4)
Net income available to common shareholders	$579.7		$587.4
Average number of diluted shares outstanding	54.0		54.0
DILUTED EARNINGS PER SHARE	$10.73		$10.89

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Nine Months Ended September 30,
	2024	% of Net sales	2023	% of Net sales
Operating income (GAAP measure)	$833.5	19.4%	$812.9	20.2%
Amortization of acquisition-related intangible assets	96.0	2.2%	54.3	1.3%
Transaction, integration & separation costs	11.9	0.3%	—	—%
Adjusted operating income (non-GAAP measure)	$941.4	21.9%	$867.2	21.5%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Nine Months Ended September 30,
	2024	Diluted Per Share	2023	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$580.8	$10.73	$588.8	$10.89
Amortization of acquisition-related intangible assets	96.0	1.79	54.3	1.02
Transaction, integration & separation costs	11.9	0.22	—	—
Loss on disposition of business	5.3	0.10	—	—
Subtotal	$694.0	$12.84	$643.1	$11.91
Income tax effects(1)	19.4	0.35	13.4	0.24
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$674.6	$12.49	$629.7	$11.67
Less: Earnings allocated to participating securities	(1.3)	(0.03)	(1.5)	(0.03)
Adjusted net income available to common shareholders (non-GAAP measure)	$673.3	$12.46	$628.2	$11.64
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$267.1	6.6	$298.8	8.0
Impact of acquisitions	345.9	8.6	67.1	1.8
Impact of divestitures	(120.9)	(3.0)	—	—
Foreign currency exchange	(0.4)	—	(1.1)	—
Organic net sales growth (decline) (non-GAAP measure)	$42.5	1.0	$232.8	6.2

Net Sales

Net sales of $4,294.2 million in the first nine months of 2024 increased by $267.1 million compared to the same period in 2023. Organic net sales increased by 1.0%, driven by a low single digit percentage increase in price realization, partially offset by a single digit percentage decrease in unit volume. Acquisitions net of divestitures contributed 5.6% to net sales growth. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of net sales, cost of goods sold increased by 180 basis points to 66.2% in the first nine months of 2024, resulting in gross profit margin contracting to 33.8%. Approximately five percentage points of gross profit margin contraction was driven by higher intangible amortization expense, material and other cost inflation, lower volume, as well as continued investments in long-term growth and productivity initiatives, which was partially offset by approximately three percentage points of margin expansion driven by favorable price realization and improved operational productivity.

Selling & Administrative Expenses

S&A expense in the first nine months of 2024 was $620.0 million and increased by $1.0 million or 0.2% compared to the prior year period. This increase was driven by the impact of the 2023 acquisitions net of divestitures, including an increase in intangible amortization expense, partially offset by lower employee incentive cost. S&A expense as a percentage of net sales was 14.4% in the first nine months of 2024, as compared to 15.4% in the first nine months of 2023.

Total Other Expense

Total other expense increased by $33.3 million in the first nine months of 2024 to $72.4 million, primarily due to a $32.9 million increase in interest expense in the first nine months of 2024, along with the $5.3 million loss recognized on the disposition of the residential lighting business, partially offset by $6.1 million of TSA income related to the disposal of the residential lighting business. The increase in interest expense was primarily attributable to debt incurred in connection with the Systems Control acquisition and higher market interest rates.

Income Taxes

The effective tax rate in the first nine months of 2024 decreased to 23.1% as compared to 23.3% in the first nine months of 2023, primarily due to the tax benefits of an international restructuring completed in the third quarter of 2024, largely offset by the income tax expense related to the sale of the residential lighting business in the first quarter of 2024.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $580.8 million in the first nine months of 2024 and decreased 1.4% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the first nine months of 2024 decreased 1.5% as compared to the first nine months of 2023. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangibles from both periods and transaction, integration & separation costs and a loss on disposition of a business in the first nine months of 2024, was $674.6 million in the first nine months of 2024 and was $629.7 million in the first nine months of 2023.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
(In millions)	2024	2023
Net sales	$2,753.6	$2,450.3
Operating income (GAAP measure)	564.1	563.8
Amortization of acquisition-related intangible assets	83.7	40.8
Transaction, integration & separation costs	5.6	—
Adjusted operating income	$653.4	$604.6
Operating margin (GAAP measure)	20.5%	23.0%
Adjusted operating margin	23.7%	24.7%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Utility Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$303.3	12.4	$295.5	13.7
Impact of acquisitions	345.9	14.1	23.3	1.1
Impact of divestitures	—	—	—	—
Foreign currency exchange	(1.1)	—	(0.2)	—
Organic net sales growth (decline) (non-GAAP measure)	$(41.5)	(1.7)	$272.4	12.6

Net sales in the Utility Solutions segment in the first nine months of 2024 were $2,753.6 million, and increased by $303.3 million, or 12.4%, as compared to the first nine months of 2023. That increase was driven by a 14.1% increase in net sales from acquisitions offset by a 1.7% decrease in organic net sales. The decrease in organic net sales was driven by a mid-single digit percentage decrease in unit volume, partially offset by a low single digit percentage increase in price realization. The decrease in unit volume resulted largely from volume declines in enclosures products primarily driven by weakness in the telcom markets, as well as continued customer inventory management in distribution markets. These factors were partially offset by robust growth in transmission and substation markets, as well as backlog conversion in meters and AMI products. Favorable price realization was driven by actions to offset inflation, as well as by our service levels.

Operating income in the Utility Solutions segment for the first nine months of 2024 was $564.1 million, an increase of 0.1% compared to the first nine months of 2023. Operating margin declined by 250 basis points to 20.5% in the first nine months of 2024, as compared to the same period of 2023. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin declined by 100 basis points to 23.7% as compared to the 2023 period. The decrease in operating margin includes approximately three percentage points of margin expansion primarily due to favorable price realization and improved operational productivity, but that expansion was more than offset by approximately four percentage points of margin contraction primarily due to material and other cost inflation, lower unit volume and continuing investments in long-term growth and productivity initiatives. The impact of lower unit volume includes approximately 130 basis points from enclosures products, driven primarily by weakness in the telcom market.

HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
(In millions)	2024	2023
Net sales	$1,540.6	$1,576.8
Operating income (GAAP measure)	269.4	249.1
Amortization of acquisition-related intangible assets	12.3	13.5
Transaction, integration & separation costs	6.3	—
Adjusted operating income	$288.0	$262.6
Operating margin (GAAP measure)	17.5%	15.8%
Adjusted operating margin	18.7%	16.7%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Electrical Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(36.2)	(2.3)	$3.3	0.2
Impact of acquisitions	—	—	43.8	2.8
Impact of divestitures	(120.9)	(7.6)	—	—
Foreign currency exchange	0.7	—	(0.9)	(0.1)
Organic net sales growth (decline) (non-GAAP measure)	$84.0	5.3	$(39.6)	(2.5)

Net sales in the Electrical Solutions segment in the first nine months of 2024 were $1,540.6 million and decreased by $36.2 million, or 2.3%, as compared to the first nine months of 2023. That decrease was driven by a 7.6% decline in net sales resulting from the disposition of the residential lighting business in the first quarter of 2024, offset by a 5.3% increase in organic net sales. The increase in organic net sales was driven by a low single digit percentage increase in price realization and a low single digit percentage increase in unit volume. Volume growth was driven primarily by strength in datacenter and renewables markets, while broader industrial and electrical markets were steady. Favorable price realization was driven primarily by actions to recover inflationary costs.

Operating income in the Electrical Solutions segment for the first nine months of 2024 was $269.4 million and increased approximately 8.1% compared to the first nine months of 2023, while operating margin in the first nine months of 2024 increased by 170 basis points to 17.5%. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin increased by 200 basis points to 18.7%. The increases are primarily due to approximately five percentage points of margin expansion from favorable price realization, improved operational productivity and higher volume. The disposition of the residential lighting business also contributed to that expansion. Those factors were partially offset by approximately three percentage points of margin contraction driven by higher material and other cost inflation and continuing investments in long-term growth and productivity initiatives.
HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$558.8	$535.3
Investing activities	20.0	(161.4)
Financing activities	(476.4)	(241.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.2)	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	$99.2	$132.5

Cash provided by operating activities for the nine months ended September 30, 2024 was $558.8 million compared to cash provided by operating activities of $535.3 million for the same period in 2023. The increase in cash provided by operations is due to higher income, after adjusting for the effect of non-cash items, primarily depreciation and amortization expense. That increase was partially offset by higher investments in working capital to serve customer demand.

Cash provided by investing activities was $20.0 million in the nine months ended September 30, 2024 compared to cash used of $161.4 million during the comparable period in 2023. This change was driven by $122.9 million of cash proceeds in 2024 from the disposition of our residential lighting business as compared to a $60.0 million cash outflow in 2023 for the acquisition of EIG.

Cash used in financing activities was $476.4 million in the nine months ended September 30, 2024 as compared to cash used of $241.7 million in the comparable period of 2023. The increase in cash used primarily reflects higher repayments of long and short-term borrowings in the first nine months of 2024 compared to the same prior year period.

The unfavorable impact of foreign currency exchange rates on cash was $3.2 million for the nine months ended September 30, 2024 and the change compared to prior year is primarily related to strengthening of the U.S. Dollar against the Mexican Peso, Brazilian Real and Canadian Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, and investments in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

During the first nine months of 2024, we invested $112.4 million in capital expenditures, an increase of $8.6 million from the comparable period of 2023, as we continue to invest in footprint optimization, automation and productivity initiatives.

We continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investment in restructuring and related activities to continue through 2025 as we continue to invest in previously initiated actions and initiate further footprint consolidation, and other cost reduction initiatives.

In connection with our restructuring and related actions, we have incurred restructuring costs as defined by U.S. GAAP, which are primarily severance and employee benefits, asset impairments, and accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. We also incurred restructuring-related costs, which are costs associated with our business transformation initiatives, including the consolidation of back-office functions and streamlining of our processes, and certain other costs and gains associated with restructuring actions. We refer to these costs on a combined basis as “restructuring and related costs”, which is a non-GAAP measure. We believe this non-GAAP measure provides investors with useful information regarding our underlying performance from period to period. Restructuring costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents
The table below presents the restructuring and related costs incurred in the first nine months of 2024, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2024 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2024	Additional expected costs	Expected completion date
2024 Restructuring Actions	$9.6	$2.6	2025
2023 and Prior Restructuring Actions	1.4	1.6	2025
Total Restructuring cost (GAAP measure)	$11.0	$4.2
Restructuring-related costs	4.9	6.3
Restructuring and related costs (Non-GAAP measure)	$15.9	$10.5

Stock Repurchase Program

In October 2022, the Board of Directors approved a share repurchase program that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. In the first nine months of 2024, the Company repurchased $30.0 million of shares of common stock authorized under the October 2022 program. At September 30, 2024, our remaining share repurchase authorization was $270.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2024 and December 31, 2023, the Company had $1,640.3 million and $2,023.2 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs. The Company had $15.0 million and $15.0 million at September 30, 2024 and December 31, 2023, respectively, of maturities due within the next 12 months related to the Term Loan Agreement described below, which were classified within short term debt in the Consolidated Balance Sheet.

Term Loan Agreement

In connection with the December 2023 acquisition of Systems Control, the Company entered into a Term Loan Agreement with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis. Borrowings under the Term Loan Agreement bear interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based grid) or the alternative base rate. Currently, the loans bear interest based on the adjusted term SOFR rate. The principal amount of borrowings under the Term Loan Agreement amortize in equal quarterly installments of 2.5% of the original outstanding principal amount in 2024, 2.5% in 2025, and, 5% in 2026, with the remaining outstanding principal amount under the Term Loan Agreement due and payable in full at maturity in December 2026. The Company may make principal payments in excess of the amortization schedule at its discretion. During the nine months ended September 30, 2024, the Company made $386.3 million of principal payments. The sole financial covenant in the Term Loan Agreement requires that total debt not exceed 65% of total capitalization as of the last day of each fiscal quarter of the Company. The Company was in compliance with this covenant as of September 30, 2024.

Revolving Credit Facility

On March 12, 2021, the Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) entered into a new five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility”). Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at September 30, 2024.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted SOFR rate (as defined in the 2021 Credit Facility) plus an applicable margin based on the Company’s credit ratings. All revolving loans outstanding under the 2021 Credit Facility will be due and payable on March 12, 2026.

The 2021 Credit Facility contains a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2024. As of September 30, 2024, the 2021 Credit Facility was undrawn.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

Unsecured Senior Notes

At both September 30, 2024 and December 31, 2023, the Company had outstanding unsecured, senior notes (the “Notes”) in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,442.1 million and $1,440.3 million at September 30, 2024 and December 31, 2023, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2024.

Short-term Debt and Current Portion of Long-Term Debt

The Company had $291.2 million and $117.4 million of short-term debt and current portion of long-term debt outstanding at September 30, 2024 and December 31, 2023, respectively, composed of the following:

•$274.0 million of commercial paper borrowings outstanding at September 30, 2024, and $100.0 million of commercial paper borrowings outstanding at December 31, 2023, which was used to partially fund the Systems Control acquisition.

•$15.0 million of long-term debt classified within current liabilities in the Condensed Consolidated Balance Sheets, reflecting maturities within the next 12 months under the Term Loan Agreement at September 30, 2024 and $15.0 million at December 31, 2023.

•$2.2 million and $2.4 million of other short term debt outstanding at September 30, 2024 and December 31, 2023, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2024	December 31, 2023
Total Debt (GAAP measure)	$1,931.5	$2,140.6
Hubbell Incorporated Shareholders’ Equity	3,215.0	2,877.0
TOTAL CAPITAL (GAAP measure)	$5,146.5	$5,017.6
Total Debt to Total Capital (GAAP measure)	38%	43%
Cash and Investments	531.1	424.5
Net Debt (non-GAAP measure)	$1,400.4	$1,716.1
Net Debt to Total Capital (non-GAAP measure)	27%	34%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2024, we returned capital to our shareholders by paying $196.5 million of dividends on our common stock and using $30.0 million of cash for share repurchases.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the Financial Condition, Liquidity and Capital Resources section in our Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents
Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $435.7 million of cash and cash equivalents at September 30, 2024, of which approximately 18% was held inside the United States and the remainder held internationally.

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.25 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at September 30, 2024.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the nine months ended September 30, 2024, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents
Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements generally relate to our expectations and beliefs regarding our financial results, condition and outlook, projections of future performance, anticipated growth and end markets, changes in operating results, market conditions and economic conditions, expected capital resources, liquidity, financial performance, pension funding and results of operations, plans, strategize, opportunities, developments and productivity initiatives, competitive positioning, and trends in particular markets or industries. In addition, all statements regarding the expected financial impact of the integration of acquisitions, adoption of updated accounting standards and any expected effects of such adoption, and intent to continue repurchasing shares of common stock, as well as other statements that are not strictly historic in nature, are forward-looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will”, “will likely be”, and similar words and phrases. Such forward-looking statements are based on our current expectations and involve numerous assumptions, known and unknown risks, uncertainties and other factors, which may cause actual and future performance or the Company's achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

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
•Impacts of trade tariffs, import quotas or other trade restrictions or measures taken by the United States, Mexico, the United Kingdom and other countries, including the recent and potential changes in U.S. trade policies, that may be made by the current or a future presidential administration and changes in trade policies in other countries made in response to changes in the U.S. trade policies.
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
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition-related costs.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents
•Ability to successfully manage and integrate an acquired business, such as the 2023 acquisitions of El Electronics LLC, Indústria Eletromecânica Balestro Ltda., and Systems Control, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the acquired business, diversion of management's attention from ongoing business operations and opportunities, and litigation relating to the transaction.
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
•Other factors described in our Securities and Exchange Commission filings, including in the “Business”, “Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in the Company's Quarterly Reports on Form 10-Q.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2024. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    48

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 21, 2022, we announced that the Board of Directors had approved a share repurchase program (the “Program”) that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. At September 30, 2024, our remaining share repurchase authorization was $270.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock under the Program during the quarter ended September 30, 2024.

Period	Total Number of Shares of Common Stock Purchased (000s)	Average Price Paid Per Share of Common Stock	Approximate Value of Shares that May Yet be Purchased Under the Plans (in millions)	Total number of shares purchased as part of publicly announced plans (000s)
July 1, 2024 - July 31, 2024	—	$—	$280.0	—
August 1, 2024 - August 31, 2024	27	$369.40	$270.0	27
September 1, 2024 - September 30, 2024	—	$—	$270.0	—
TOTAL FOR THE QUARTER ENDED SEPTEMBER 30, 2024	27	$369.40	$270.0	27

ITEM 5	Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    49

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101
The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    50

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2024

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    51