Form 10-K
period 2024-12-31
HUBBELL INC
filed 2025-02-13
CIK 48898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2958

HUBBELL INCORPORATED
(Exact name of registrant as specified in its charter)

Connecticut		06-0397030
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
40 Waterview Drive
Shelton	CT	06484
(Address of principal executive offices)		(Zip Code)
(475)		882-4000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock — par value $0.01 per share	HUBB	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes	☑	No	☐
•	if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.		Yes	☐	No	☑
•	whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.		Yes	☑	No	☐
•	whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).		Yes	☑	No	☐
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company			☐
Emerging growth company	☐
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
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024 was $19,516,681,705.* The number of shares outstanding of Hubbell Common Stock as of February 6, 2025 is 53,667,674.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission (the “SEC”), are incorporated by reference in answer to Part III of this Form 10-K.
*Calculated by excluding all shares held by Executive Officers and Directors of registrant without conceding that all such persons or entities are “affiliates” of registrant for purpose of the Federal Securities Laws.

2	HUBBELL INCORPORATED - Form 10-K

PART I

ITEM 1    Business

Hubbell Incorporated (herein referred to as “Hubbell”, the “Company”, the “registrant”, “we”, “our” or “us”, which references shall include its divisions and subsidiaries as the context may require) was founded as a proprietorship in 1888, and was incorporated in Connecticut in 1905. Recognized for our innovation, quality, and deep commitment to serving our customers for over 135 years, Hubbell is a world-class manufacturer of electrical and utility solutions, with more than 75 brands used around the world. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owners and operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of building and other critical infrastructure consume energy.

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

Utility Solutions Segment

Hubbell Utility Solutions has leading positions In Front of the Meter and on The Edge. The Utility Solutions segment (64% of consolidated revenues in 2024, 61% in 2023 and 58% in 2022) consists of businesses that design, manufacture, and sell a wide variety of electrical distribution, transmission, substation, and telecommunications products, which support applications In Front of the Meter. This includes utility transmission & distribution (T&D) components such as arresters, insulators, connectors, anchors, bushings, enclosures, cutouts and switches. The Utility Solutions segment also offers solutions that serve The Edge of the utility infrastructure, including smart meters, communications systems, and protection and control devices. Hubbell Utility Solutions supports the electrical distribution, electrical transmission, water, gas distribution, telecommunications, and solar and wind markets. While Hubbell believes its sales in this area are not materially dependent upon any customer or group of customers, a substantial variability in purchases by electrical utilities would affect this segment.

Products of the Utility Solutions segment are sold under various brands and/or trademarks into the electrical distribution, substation and transmission markets as well as, markets for grid protection and controls, utility meters and advanced metering infrastructure and telcom and gas distribution markets. The products are sold into these markets primarily through distributors, or directly to utilities. Brands and/or trademarks of products of the Utility Solutions segment include:

•	Aclara®	•	Chance®	•	Anderson®	•	PenCell®
•	Fargo®	•	Hubbell®	•	Polycast®	•	Opti-loop Design®
•	Quazite®	•	Quadri*sil®	•	Trinetics®	•	Reuel®
•	Electro Composites®	•	USCO™	•	CDR™	•	RFL Design®
•	Hot Box®	•	PCORE®	•	Delmar™	•	Turner Electric®
•	EMC™	•	Longbow™	•	Ohio Brass®	•	Meramec®
•	Reliaguard®	•	Greenjacket®	•	Armorcast®	•	Beckwith Electric™
•	Continental®	•	R.W. Lyall™	•	Gas Breaker®	•	AEC™
•	Ripley®	•	Electro Industries / Gauge Tech™	•	Balestro™	•	Systems Control™

4	HUBBELL INCORPORATED - Form 10-K

Electrical Solutions Segment

Hubbell Electrical Solutions is positioned Behind the Meter, providing key components to building operators and industrial customers that enable them to manage their energy and operate critical infrastructure more efficiently and effectively. The Electrical Solutions segment (36% of consolidated revenues in 2024, 39% in 2023 and 42% in 2022) comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, and connector and grounding products, as well as other electrical equipment.

Products of the Electrical Solutions segment have applications in the light industrial, non-residential, wireless communications, transportation, data center, and heavy industrial markets. Electrical Solutions segment products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. We also offer a variety of wiring devices and electrical products that have residential and utility applications.

In December 2023, the Company entered into a definitive agreement to sell its residential lighting business for a cash purchase price of $131 million, subject to customary adjustments. The residential lighting business sells indoor and outdoor lighting solutions. The business generated $187.1 million in sales in 2023. The assets and liabilities of this business are recorded in assets and liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2023. The transaction closed in the first quarter of 2024 and the Company recorded a pre-tax loss on the sale of $5.3 million, which is recorded within Total other expense in the Company’s Consolidated Statement of Income.

Products of the Electrical Solutions segment are sold under various brands and/or trademarks and are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”). Brands and/or trademarks of products of the Electrical Solutions segment include:

•	Hubbell®	•	Bell®	•	Raco®	•	Gleason Reel®	•	ACME Electric®
•	Kellems®	•	TayMac®	•	Hipotronics®	•	Powerohm®	•	EC&M Design®
•	Bryant®	•	Wiegmann®	•	AccelTex Solutions™	•	iDevices®	•	Austdac™
•	Burndy®	•	Killark®	•	GAI-Tronics®	•	Connector Products™	•	Chalmit™
•	CMC®	•	Hawke™	•	PCX™

HUBBELL INCORPORATED - Form 10-K	5

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

Raw Materials

Raw materials used in the manufacture of Hubbell products primarily include steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, elastomers and petrochemicals. Hubbell also purchases certain electrical and electronic components, including solenoids, printed circuit boards, integrated circuit chips and cord sets, from a number of suppliers. Hubbell is not materially dependent upon any one supplier for raw materials used in the manufacture of its products and equipment however the cost and supply of these materials may be affected by disruptions in availability of raw materials, components or sourced finished goods. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Working Capital

Inventory, accounts receivable and accounts payable levels, payment terms and, where applicable, return policies are in accordance with the general practices of the electrical products industry and standard business procedures. Certain businesses require a portion of the transaction price to be paid in advance of transfer of control. These payments are treated as a contract liability and are classified in Other accrued liabilities in the Consolidated Balance Sheets. Contract assets primarily relate to performance obligations satisfied prior to payment that are recorded in Other current assets in the Consolidated Balance Sheets. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

6	HUBBELL INCORPORATED - Form 10-K

Backlog

Substantially all of the backlog existing at December 31, 2024 in the Electrical Solutions segment is expected to be shipped to customers in 2025. In the Utility Solutions segment, substantially all of the backlog existing at December 31, 2024 is expected to be shipped during 2025, along with approximately $70 million of backlog of contracts that span multiple years, primarily related to long-term contracts within the Utility Solutions segment to deliver and install meters and grid monitoring sensor technology. The backlog of orders believed to be firm at December 31, 2024 was $1,898 million compared to $2,328 million at December 31, 2023. Although this backlog is important, the majority of Hubbell’s revenues result from sales of inventoried products or products that have short periods of manufacture.

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

HUBBELL INCORPORATED - Form 10-K	7

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

Human Capital

Our commitment to developing our employees is one of four pillars that guide Hubbell as a company. We recruit, hire, and develop talent that meets and anticipates the ever-changing needs of our enterprise and our stakeholders. Hubbell provides market-competitive compensation, health and well-being programs, and retirement benefits based on the countries and markets in which we operate to motivate market-leading performance.

As of December 31, 2024, Hubbell had approximately 17,700 salaried and hourly employees of whom approximately 10,600, or 60% are located in the United States. Approximately 2,470 of these U.S. employees are represented by 8 labor unions. Hubbell considers its labor relations to be satisfactory and regularly engages with its labor unions.

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

As a manufacturing company, we focus on protecting the health and safety of our employees and educate employees on how to Think Safe, Work Safe and Go Home Safe. We dedicate resources to track and monitor safety and recordable incidents using an enterprise-wide data management system. Through the Company’s myLife program, the Company also provides comprehensive, competitive benefits that retain and support our employees’ health, wealth and peace of mind.

The Elevate Employee Experience Survey (Elevate) is conducted annually across Hubbell. It is our employees’ opportunity to share perspectives on topics important to them. In 2024, the third year of the survey, Hubbell saw continued strong engagement with over 88% of Hubbell’s employees participating worldwide. The feedback provided through Elevate is then used to create action plans at all of Hubbell’s locations. In 2024, employees shared that they wanted to better understand Hubbell’s long term strategies and how their roles contribute. Hubbell launched “Align 2027” for all employees in mid-2024. This was an interactive learning experience where cross-functional teams locally or virtually worked through an exercise that brought to life Hubbell’s refreshed brand, Vision, Mission, Core Values, key markets, products, history and strategic objectives. Employees were afforded time to connect and better understand how each of their roles fit together to better help Hubbell achieve a common purpose. This experience was a demonstration of how Hubbell implements employee feedback from the Elevate survey into action.

8	HUBBELL INCORPORATED - Form 10-K

Information about our Executive Officers

Name (1)	Age	Present Position	Business Experience
Gerben W. Bakker	60	Chairman of the Board, President and Chief Executive Officer	Present position since May 2021; previously President and Chief Executive Officer since October 2020; President and Chief Operating Officer June 2019 to October 2020; Group President, Power Systems February 2014 to June 2019; various other positions at Hubbell 1988 to 2014.
William R. Sperry	62	Executive Vice President, Chief Financial Officer	Present position since May 2020; previously, Executive Vice President, Chief Financial Officer and Treasurer June 2019 to May 2020; Senior Vice President and Chief Financial Officer 2012 to 2019; Vice President, Corporate Strategy and Development August 2008 to June 2012; also a member of the board of directors of MSA Safety Incorporated since February 2019.
Jonathan M. Del Nero	53	Vice President, Controller	Present position since January 2021; previously, Assistant Controller 2014 to January 2021.
Alyssa R. Flynn	53	Chief Human Resources Officer	Present position since February 2022; previously Vice President, Compensation, Benefits & HR Systems from 2014 to February 2022; Chief of Staff to the Chief Executive Officer from June 2021 to February 2022.
Gregory A. Gumbs	55	President, Utility Solutions Segment	Present position since July 2023; previously President and CEO, Bosch Rexroth, September 2020 to June 2023; Vice President & General Manager Electrical Energy Automation Solutions Business, Eaton Corporation 2015 to May 2020.
Katherine A. Lane	47	Senior Vice President, General Counsel and Secretary	Present position since May 2021; previously Vice President, General Counsel and Secretary June 2019 to May 2021; Vice President, Acting General Counsel and Secretary March 2019 to June 2019; Vice President, Associate General Counsel 2017 to March 2019; various other positions at Hubbell 2010 to 2017.
Mark E. Mikes	60	President, Electrical Solutions Segment	Present position since July 2023; previously Division President, Hubbell Power Systems and Enterprise Operational Excellence from July 2022 to June, 2023; Division President, Hubbell Power Systems, November, 2019 to July, 2022; various other position at Hubbell, 1989 - November, 2019.
(1)As of February 13, 2025, there are no family relationships among any of the above executive officers and any of our directors. For information related to our Board of Directors, refer to Item 10. Directors, Executive Officers and Corporate Governance.

HUBBELL INCORPORATED - Form 10-K	9

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

Industry and Economic Risks

Inflation and other unfavorable economic conditions may adversely affect our business results of operations and financial condition.

Our operating results can be sensitive to changes in general economic conditions, macro-economic effects of the U.S. government federal deficit, inflation, economic slowdowns, stagflation and recessions. Our sales are subject to market conditions that may cause customer demand for our products to be volatile and unpredictable. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.

We have in the past experienced, and may continue to experience, significant inflationary pressure across much of our business. Global supply chain issues and increased demand have in the past led to, and may continue to lead to, increased freight, labor and commodity costs. In addition, various factors, including the level of economic activity in China, the war between Ukraine and Russia and the conflict in the Middle East, have added, and may continue to add, to the volatility in energy costs. We have had to take various pricing actions to cover the increase in our costs associated with inflationary pressure and protect our margin profile. There can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures.

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

We compete on the basis of product performance, quality, service and/or price. Competitors behavior related to these, among other areas, could potentially have significant impacts on our financial results. Our competitive strategy is to design and manufacture high quality products at the lowest possible cost. Our strategy is to also increase selling prices to offset rising costs of raw materials and components when necessary. Competitive pricing pressures may not allow us to offset some or all of our increased costs through pricing actions. Alternatively, if raw material and component costs decline, the Company may not be able to maintain current pricing levels. We may face increased competition due to the rapid development and rising use of artificial intelligence (AI) and machine learning technologies. Failure to adopt and incorporate such technologies to improve productivity, manufacturing technology or support functional teams may put us at a long-term competitive disadvantage. Competition could also affect future selling prices or demand for our products which could have an adverse impact on our results of operations, financial condition and cash flows.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 8% of our Net sales in 2024. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

10	HUBBELL INCORPORATED - Form 10-K

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

Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel, plastics, elastomers and petrochemicals. We also purchase certain electrical and electronic components, including solenoids, printed circuit boards, integrated circuit chips and cord sets from a number of suppliers. Certain of these materials are sourced from a limited number of suppliers. These materials may also be a key source of materials for many other companies in our industry or within industrial manufacturers in general. As such in periods of rising demand for these materials, we my experience both increase costs and limited supply. Significant shortages in the availability of these materials or significant price increases could increase our operating costs and adversely impact the competitive positions of our products, which could adversely impact our results of operations. See also Risk Factor, “Changes in U.S. and international trade policies may adversely impact our business and operating results; changes in U.S. trade policies could have a material adverse effect on us.” We rely on materials, components and finished goods that are sourced from or manufactured in foreign countries including Mexico, China, and other international countries. Political instability in any country where we do business could have an adverse impact on our results of operations.

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

As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $3,581 million. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside the Company’s control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods an impairment is recognized.

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

We may fail to realize all of the anticipated benefits of the Acquisition of Systems Control or those benefits may take longer to realize than expected.

The full benefits of the acquisition of Systems Control, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition of Systems Control could adversely affect our results of operations or cash flows and decrease or delay the expected accretive effects of the acquisition of Systems Control.

HUBBELL INCORPORATED - Form 10-K	11

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

We are subject to risks surrounding our information technology systems and industrial controls systems failures, network disruptions, breaches in data security and compliance with data privacy laws or regulations.

We are highly dependent on various software and information technology systems to record and process operational, human resources and financial transactions. The proper functioning of Hubbell’s information technology systems is critical to the successful operation of our business. Our information technology systems are susceptible to cyber threats, malware, phishing attacks, break-ins and similar events, breaches of physical security or tampering and manipulation of these systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as smartphones and laptops, which are particularly vulnerable to loss and theft. Hubbell may also be subject to disruptions of any of our systems and our vendor’s systems arising from events that are wholly or partially beyond our control, such as natural disasters, acts of terrorism, cyber-attacks, computer viruses, and electrical/telecommunications outages or failures. All of these risks are also applicable where Hubbell relies on outside vendors to provide services, which may operate in an online, or “cloud,” environment. A failure of our information technology systems could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. In addition, security breaches could result in unauthorized disclosure of confidential information that may result in financial or reputational damage to the Company, as well as expose the Company to litigation and regulatory enforcement actions.

Hubbell also provides customers with industrial controls systems, or solutions that include software components that allow for the control and/or the communication of data from those solutions to Hubbell or customer systems. In addition to the risks noted above, there are other risks associated with these solutions. For example, control and/or data from these solutions may be integral to a customer’s operations. A failure of our technology to operate as designed or as a result of cyber threats could impact those operations, including by loss or destruction of data. Likewise, a customer’s failure to properly configure its own network are outside of the Company’s control and could result in a failure in functionality or security of our technology.

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

System failures, ineffective system implementation or disruptions, failure to comply with data privacy and security laws or regulations, IT system risk arising from the Company’s acquisition activity or the compromise of security with respect to internal or external systems or portable electronic devices could damage the Company’s systems or infrastructure, subject us to liability claims, or regulatory fines, penalties, or intervention, harm our reputation, interrupt our operations, disrupt customer operations, and adversely affect the Company’s internal control over financial reporting, business, financial condition, results of operations, or cash flows.

12	HUBBELL INCORPORATED - Form 10-K

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

We have outstanding indebtedness; our indebtedness may increase as we engage in acquisitions and other activities to support our growth strategies.

An increase in indebtedness and related debt service obligations could have negative consequences, including (i) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our indebtedness, which would reduce the funds we have available for other purposes, (ii) reducing our flexibility in planning for or reacting to changes in our business and market conditions and (iii) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. These risks could increase if we are required to re-finance existing indebtedness at higher rates of interest.

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

Government agencies and the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws and policies in countries in which we do business could change on a prospective or retroactive basis, and any such changes, including any changes in the current U.S. income tax rates, may materially impact the Company’s business and financial statements.

Because tax laws and regulations are subject to interpretation, uncertainty, and change, tax payments may ultimately differ from amounts currently recorded by the Company.

We are subject to income taxes as well as non-income based taxes, in both the United States and numerous foreign jurisdictions. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. As a result of the U.S. federal elections, there may also be changes in tax policy pursued by the new administration, and the nature and outcome of those potential changes is uncertain at this time. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may materially impact the Company’s financial results for the period when such determination is made. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the future outcomes of these audits could adversely affect our results of operations, financial condition and cash flows.

HUBBELL INCORPORATED - Form 10-K	13

Changes in U.S. and international trade policies may adversely impact our business and operating results; changes in U.S. trade policies could have a material adverse effect on us.

We cannot predict what changes to trade policy will be made, or the economic impact that changes to trade policy will have, including significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Canada, Mexico and China, and the length of time such tariffs may remain in place, or whether the entry into new bilateral or multilateral trade agreements will occur. The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries could adversely impact our business, financial condition and results of operations.

In prior years, the U.S. government has announced and, in some cases, implemented new approaches to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement (“NAFTA”), which was replaced by the U.S.-Mexico-Canada Agreement on July 1, 2020, and is currently up for review in 2026, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Additionally, on February 1, 2025 the President of the United States issued executive orders directing the United States to impose new tariffs on imports from Canada, Mexico and China. Although a portion of these new tariffs have been temporarily suspended, other parts of these new tariffs are now in effect, and it is unclear for how long and to what extent such suspensions will remain in effect. The U.S. has also announced new tariffs on foreign steel and aluminum, with such tariffs taking effect in early March. The U.S. has further raised the possibility of new tariffs on imports from additional countries, including those in Europe. These and other changes in the U.S. trade policy, U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business, financial condition and results of operation.

We rely on materials, components and finished goods, such as steel and aluminum, that are sourced from or manufactured in foreign countries, including China, Mexico and those in Europe. Import tariffs and potential additional import tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may lead to disruptions in the supply of good and materials that cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
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

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to new tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

14	HUBBELL INCORPORATED - Form 10-K

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

HUBBELL INCORPORATED - Form 10-K	15

General Risk Factors

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

Natural disasters, the economic uncertainty resulting from the spread of global pandemics, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events have in the past, and could in the future cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. For example, increases in energy demand and supply disruptions caused by the conflict in Ukraine have resulted in significantly higher energy prices, particularly in Europe. Additionally, the conflict in the Middle East has added to the volatility in energy costs. Persistent high energy prices and the potential for further supply disruptions, may have an adverse impact on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

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

16	HUBBELL INCORPORATED - Form 10-K

ITEM 1B    Unresolved Staff Comments

None.

ITEM 1C    Cybersecurity

Risk Management and Strategy
Hubbell recognizes the importance of maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data, networks and technology assets. Cybersecurity related risks are included in the risk universe that our enterprise risk management program evaluates to assess top risks to the enterprise on an annual basis. To the extent the enterprise risk management process identifies a heightened cybersecurity-related risk, risk owners are assigned to develop mitigation plans, which are then tracked to completion. Cybersecurity related risks are also considered as part of our business continuity and resiliency planning. Business continuity plans establish risk management processes and procedures to mitigate interruptions to business activities, including from cybersecurity incidents.

Given the complexity and evolving nature of the cybersecurity threat landscape, Hubbell has a dedicated team of internal and external cybersecurity professionals, led by Hubbell’s Chief Information Security Officer (“CISO”), that regularly monitor alerts and meet to discuss threat levels, trends, and remediation. We engage a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our cybersecurity program. The engagement of third parties includes regular audits, threat assessments, and information system penetration tests. We also actively engage with key vendors, industry participants, legal counsel, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and procedures. Hubbell further recognizes risks associated with the use of third-party service providers and has processes to identify material risks related to third parties. We conduct security assessments of third-party providers prior to their engagement and perform ongoing monitoring to ensure compliance with our cybersecurity standards. Our monitoring includes periodic assessments by the CISO and a team of cybersecurity professionals. Our cybersecurity risk management program is aligned to the National Institute of Standards and Technology Cyber Security Framework (NIST CSF).

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

Hubbell’s cybersecurity program is managed by a dedicated CISO who has over a decade of information technology and program management experience. The CISO is responsible for leading our enterprise-wide cybersecurity program and assessing, monitoring, and managing our cybersecurity risks. These responsibilities include overseeing cybersecurity governance programs, testing our compliance with standards, remediating known risks, completing cybersecurity risk management activities related to acquisition due diligence and integration, and leading our employee cybersecurity training program. The CISO stays current with the latest developments in cybersecurity and the evolving threat landscape to inform cybersecurity prevention, detection, mitigation, and remediation efforts. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes processes to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a detailed incident response plan which outlines the steps to be followed from incident detection to mitigation, notifications, and recovery. Notifications include functional areas (including legal), senior management and the Board, as applicable. We have adopted and enforce various enterprise-wide policies relating to cybersecurity, to ensure the ongoing protection of our systems including, policies to identify, classify, and protect company data, manage vulnerabilities, and perform user access reviews. We further conduct drills of our incident response plan to prepare incident response teams and provide cybersecurity training and phishing simulations throughout the year via our enterprise learning management systems.

HUBBELL INCORPORATED - Form 10-K	17

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

ITEM 2    Properties

As of December 31, 2024, Hubbell’s global headquarters are located in leased office space in Shelton, Connecticut. The Utility Solutions segment operates 2 warehouse facilities and 31 manufacturing facilities globally, totaling approximately 5.3 million square feet. The Electrical Solutions segment operates 6 warehouse facilities and 21 manufacturing facilities globally, totaling approximately 4.1 million square feet. The Company believes its manufacturing and warehousing facilities are adequate to carry on its business activities.

ITEM 3    Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements, Note 16 — Commitments and Contingencies” of this Form 10-K.

ITEM 4    Mine Safety Disclosures

Not applicable.

18	HUBBELL INCORPORATED - Form 10-K

PART II

ITEM 5    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the New York Stock Exchange under the symbol, “HUBB”.

The number of common shareholders of record on January 31, 2025 was 1,054.

Our dividends are declared at the discretion of our Board of Directors. In October 2024, the Company’s Board of Directors approved an increase in the common stock dividend rate from $1.22 to $1.32 per share per quarter. The increased quarterly dividend payment commenced with the December 16, 2024 payment made to the shareholders of record on November 29, 2024.

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

On October 21, 2022, we announced that the Board of Directors had approved a share repurchase program that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. At December 31, 2024 our remaining share repurchase authorization under this program was $260.0 million. On February 12, 2025 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. This new program is in addition to the remaining share repurchase authorization of $260.0 million under the October 21, 2022 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company’s repurchase activity of common stock under the share repurchase program during the quarter ended December 31, 2024.

Period	Total Number of Shares of Common Stock Purchased (000s)(1)	Average Price Paid Per Share of Common Stock	Total number of shares purchased as part of publicly announced plans (000s)	Approximate Value of Shares that May Yet be Purchased Under the Plans (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$270.0
November 1, 2024 - November 30, 2024	23	$429.10	23	$260.0
December 1, 2024 - December 31, 2024	—	$—	—	$260.0
TOTAL FOR THE QUARTER ENDED DECEMBER 31, 2024	23	$429.10	23	$260.0
(1) The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.

HUBBELL INCORPORATED - Form 10-K	19

Corporate Performance Graph

The following graph compares the total return to shareholders on the Company’s common stock during the five years ended December 31, 2024, with a cumulative total return on the (i) the S&P 500 index and (ii) the Dow Jones U.S. Electrical Components & Equipment Index (“DJUSEC”). The Company is a member of the S&P 500. The comparison assumes $100 was invested on December 31, 2019 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Hubbell Incorporated, the S&P 500 Index and
the Dow Jones US Electrical Components & Equipment Index

$350
$300
$250
$200
$150
$100
$50
12/19
12/20
12/21
12/22
12/23
12/24
Hubbell Incorporated
S&P 500
Dow Jones US Electrical Components & Equipment

	12/19	12/20	12/21	12/22	12/23	12/24

Hubbell, Inc.	100.00	108.90	147.66	169.88	241.91	311.89
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones US Electrical Components & Equipment	100.00	120.75	151.36	124.87	159.56	213.20

20	HUBBELL INCORPORATED - Form 10-K

ITEM 6    [Reserved]

HUBBELL INCORPORATED - Form 10-K	21

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form-10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 8, 2024.

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings, and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, Ireland, and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 17,700 individuals worldwide as of December 31, 2024.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment. The Company’s long-term strategy is to: serve its customers with reliable and innovative electrical and related infrastructure solutions with desired brands and high-quality service, delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.

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

Our strategy to deliver products through a competitive cost structure has resulted in past and ongoing restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure and effectiveness and the efficiency of our workforce.

Productivity improvement also continues to be a key area of focus for the Company and efforts to drive productivity complement our restructuring and related activities to minimize the impact of rising material costs and other administrative cost inflation. Because material costs are approximately half of our cost of goods sold, volatility in this area can significantly impact profitability. Our goal is to have pricing and productivity programs that offset material and other inflationary cost increases as well as pay for investments in key growth areas.

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

22	HUBBELL INCORPORATED - Form 10-K

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Since early 2021, we have experienced significant inflationary pressure across much of our business. As a result, we have taken various pricing actions to cover the higher costs and to protect our profitability. Although inflation has moderated considerably since its high point in 2022, we expect inflation to remain a factor for the foreseeable future and we expect to continue to take these pricing actions subject to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity which could reduce our customers’ demand for our products, and cause the continuation of relatively high market interest rates that increase our borrowing costs. Additionally, international tensions, such as the conflicts in the Middle East and Ukraine, as well as trade and other tensions, including those with China, may affect demand for our products, as well as our production costs.

Discontinued Operations

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the “C&I Lighting business”) to GE Current, a Daintree Company. The disposal of the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting businesses’ results of operations and the related cash flows have been reclassified to income from discontinued operations in the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statement of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 2 – Discontinued Operations, in the accompanying Consolidated Financial Statements, which note is incorporated herein by reference.

HUBBELL INCORPORATED - Form 10-K	23

Results of Operations

Our operations are classified into two reportable segments: Utility Solutions and Electrical Solutions. For a complete description of the Company’s segments, see Part I, Item 1 of this Annual Report on Form 10-K. Within these segments, Hubbell serves customers in several primary end markets: utility distribution, utility transmission and utility substation as well as industrial and non-residential. Unless specified otherwise, all comparisons of 2024 results are with 2023 results.

In 2024, Net sales increased by 4.7% or $256 million and organic Net sales(1) increased by $2 million on favorable price realization partially offset by lower volumes, as further discussed in segment results below. Operating margin increased in 2024, by 10 basis points and adjusted operating margin(1) increased by 90 basis points, driven by favorable price realization, productivity and cost management. Those increases were partially offset by material and other cost inflation and lower unit volume. Net income from continuing operations attributable to Hubbell increased by 2.4% in 2024 compared to the prior year and diluted earnings per share from continuing operations increased by 2.3%. Adjusted net income from continuing operations attributable to Hubbell(1) increased by 8.1% in 2024 compared to the prior year and adjusted diluted earnings per share from continuing operations(1) increased by 8.1% in 2024.

Operating cash flow was higher in 2024 at $991.2 million as compared to $880.8 million in the prior year. Free cash flow(2) was higher in 2024 at $810.8 million as compared to $715.1 million in the prior year. In 2024 we paid $267.3 million in shareholder dividends, an increase of 8.9% as compared to the prior year. We also invested $180.4 million of capital expenditures in footprint optimization, automation and productivity initiatives, and repurchased $40.0 million of shares in 2024.

(1) Organic Net sales, adjusted operating margin, adjusted net income from continuing operations attributable to Hubbell and adjusted diluted earnings per share from continuing operations are non-GAAP financial measures. See “Adjusted Operating Measures” below for a reconciliation to the comparable GAAP financial measures.
(2) Free cash flow is a non-GAAP financial measure. See “Adjusted Operating Measures” and “Financial Condition, Liquidity and Capital Resources - Cash Flow” below for a reconciliation to the comparable GAAP financial measure.

SUMMARY OF CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Year Ending December 31,
	2024	% of Net sales	2023	% of Net sales
Net sales	$5,628.5		$5,372.9
Cost of goods sold	3,724.4	66.2%	3,484.8	64.9%
Gross profit	1,904.1	33.8%	1,888.1	35.1%
Selling & administrative expenses	812.5	14.4%	849.6	15.8%
Operating income	1,091.6	19.4%	1,038.5	19.3%
Net income from continuing operations	783.5	13.9%	766.0	14.2%
Less: Net income from continuing operations attributable to noncontrolling interest	(5.7)	(0.1)%	(6.2)	(0.1)%
Net Income From Continuing Operations Attributable to Hubbell Incorporated	777.8	13.8%	759.8	14.1%
Income from discontinued operations, net of tax	—	—%	—	—%
Net income attributable to Hubbell Incorporated	777.8	13.8%	759.8	14.1%
Less: Earnings allocated to participating securities	(1.5)		(1.8)
Net income available to common shareholders	$776.3		$758.0
Average number of diluted shares outstanding	54.0		54.0
DILUTED EARNINGS PER SHARE - CONTINUING OPERATIONS	$14.37		$14.05
DILUTED EARNINGS PER SHARE - DISCONTINUED OPERATIONS	$—		$—

24	HUBBELL INCORPORATED - Form 10-K

Adjusted Operating Measures

In the following discussion of results of operations, we refer to “adjusted” operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items that, in management’s judgment, significantly affect the comparability of operating results, or we do not consider a component of our core operating performance.

Significant items impacting comparability:

Transaction, integration and separation costs

The effect that acquisitions and divestitures may have on our results can fluctuate significantly based on the timing, size and number of transactions, and therefore result in significant volatility in the costs to complete transactions and to integrate or separate the businesses.

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

Gains or losses on disposition of a business

Our adjusted operating measures exclude these gains or losses because we believe excluding them enhances management’s and investors’ ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. In the first quarter of 2024 the Company recognized a $5.3 million pre-tax loss on the disposition of the residential lighting business and also recognized $6.8 million of income tax expense on the sale of the residential lighting business, primarily driven by differences between book and tax basis in goodwill. That loss and the related income tax expense are excluded from our adjusted operating measures.

Amortization of intangible assets

Adjusted operating measures also exclude non-cash amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles” within the Notes to Consolidated Financial Statements.

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

Adjusted results also exclude the income tax effects of the above adjustments which are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
The Company excludes these non-core items because we believe it enhances management’s and investors’ ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below, Note 4 – Business Acquisitions and Dispositions, for additional information.

HUBBELL INCORPORATED - Form 10-K	25

Organic Net sales (or organic net sales growth), a non-GAAP measure, represents Net sales according to U.S. GAAP, less Net sales from acquisitions and divestitures during the first twelve months of ownership or divestiture, respectively, less the effect of fluctuations in Net sales from foreign currency exchange. The period-over-period effect of fluctuations in Net sales from foreign currency exchange is calculated as the difference between local currency Net sales of the prior period translated at the current period exchange rate as compared to the same local currency Net sales translated at the prior period exchange rate. We believe this measure provides management and investors with a more complete understanding of the underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency as these activities can obscure underlying trends. When comparing Net sales growth between periods excluding the effects of acquisitions, business dispositions and currency exchange rates, those effects are different when comparing results for different periods. For example, because Net sales from acquisitions are considered inorganic from the date we complete an acquisition through the end of the first year following the acquisition, Net sales from such acquisitions are reflected as organic Net sales thereafter.

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

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	For the Year Ended December 31,
	2024	% of Net sales	2023	% of Net sales
Operating income (GAAP measure)	$1,091.6	19.4%	$1,038.5	19.3%
Amortization of acquisition-related intangible assets	127.3	2.3%	76.8	1.4%
Transaction, integration & separation costs	13.8	0.2%	13.5	0.3%
Adjusted operating income (non-GAAP measure)	$1,232.7	21.9%	$1,128.8	21.0%

The following table reconciles Adjusted net income from continuing operations attributable to Hubbell Incorporated, Adjusted net income from continuing operations available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	For the Year Ended December 31,
	2024	Diluted Per Share	2023	Diluted Per Share
Net income from continuing operations attributable to Hubbell Incorporated (GAAP measure)	$777.8	$14.37	$759.8	$14.05
Amortization of acquisition-related intangible assets	127.3	2.37	76.8	1.42
Transaction, integration & separation costs	13.8	0.26	13.5	0.25
Loss on disposition of business	5.3	0.10	—	—
Subtotal	$924.2	$17.10	$850.1	$15.72
Income tax effects(1)	27.4	0.50	20.7	0.36
Adjusted net income from continuing operations attributable to Hubbell Incorporated (non-GAAP measure)	$896.8	$16.60	$829.4	$15.36
Less: Earnings allocated to participating securities	(1.7)	(0.03)	(1.9)	(0.03)
Adjusted net income from continuing operations available to common shareholders (non-GAAP measure)	$895.1	$16.57	$827.5	$15.33
Average number of diluted shares outstanding	54.0		54.0
Adjusted diluted earnings per share from continuing operations	$16.57		$15.33
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

26	HUBBELL INCORPORATED - Form 10-K

The following table reconciles our Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$255.6	4.7	$425.0	8.6
Impact of acquisitions	421.0	7.8	96.6	1.9
Impact of divestitures	(163.0)	(3.0)	—	—
Foreign currency exchange	(4.4)	(0.1)	3.1	0.1
Organic Net sales growth (non-GAAP measure)	$2.0	—	$325.3	6.6

2024 Compared to 2023

Net Sales

Net sales of $5,628.5 million in 2024 increased by $255.6 million, or 4.7%, compared to 2023. Organic net sales were flat driven by a low single digit percentage increase in price realization, partially offset by a low single digit percentage decrease in unit volume. Acquisitions net of divestitures contributed 4.8% to net sales growth. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of net sales, cost of goods sold increased by 130 basis points to 66.2% and gross profit margin declined to 33.8% in 2024. The decline in gross profit margin includes approximately four percentage points of margin contraction due to higher intangible amortization expense, material and other cost inflation and lower volume, which was partially offset by approximately three percentage points of margin expansion driven by favorable price realization, productivity and cost management.

Selling & Administrative Expenses

S&A expense in 2024 was $812.5 million and decreased by $37.1 million compared to the prior year. This decrease was driven by lower employee incentive costs and lower professional services in the current year, transaction costs in 2023 that did not repeat in 2024, partially offset by the addition of S&A expense including intangible amortization expense related to our 2023 acquisitions. S&A expense as a percentage of Net sales decreased by 140 basis points to 14.4% in 2024.

Total Other Expense

Total other expense increased by $31.1 million in 2024 to $86.3 million compared to the prior year, primarily due to a $37.1 million increase in net interest expense and a $5.3 million loss recognized on the disposition of the residential lighting business in 2024, partially offset by $7.2 million in 2024 of TSA income related to the disposal of the residential lighting business and lower non service pension cost. The increase in interest expense was primarily attributable to debt incurred in connection with the acquisition of Systems Control.

Income Taxes

The effective tax rate was 22.1% in both 2024 and 2023 as the income tax expense related to the sale of the residential lighting business in the first quarter of 2024, was largely offset by the tax benefit of an international restructuring completed in the third quarter of the year.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $777.8 million in 2024 and increased 2.4% as compared to 2023. As a result, earnings per diluted share in 2024 increased 2.3% compared to 2023. Adjusted net income attributable to Hubbell Incorporated, which excluded amortization of acquisition-related intangibles and transaction, integration & separation costs in both periods, and a loss on disposition of a business in 2024 was $896.8 million in 2024 and increased 8.1% as compared to 2023.

HUBBELL INCORPORATED - Form 10-K	27

Segment Results

Utility Solutions

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
(in millions)	2024	2023
Net sales	$3,600.7	$3,261.7
Operating income (GAAP measure)	$729.8	$706.6
Amortization of acquisition-related intangible assets	111.2	58.3
Transaction, integration & separation costs	6.5	13.2
Adjusted operating income	$847.5	$778.1
Operating margin (GAAP measure)	20.3%	21.7%
Adjusted operating margin	23.5%	23.9%

The following table reconciles our Utility Solutions segment Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Utility Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales growth (GAAP measure)	$339.0	10.4	$390.6	13.6
Impact of acquisitions	421.0	12.9	52.7	1.8
Impact of divestitures	—	—	—	—
Foreign currency exchange	(3.7)	(0.1)	1.6	0.1
Organic Net sales (decline) growth (non-GAAP measure)	$(78.3)	(2.4)	$336.3	11.7

Net sales in the Utility Solutions segment in 2024 were approximately $3.6 billion, an increase of 10.4% as compared to 2023. This increase was driven by a 12.9% increase in net sales from acquisitions, partially offset by a 2.4% decrease in organic net sales driven by a mid single digit percentage decrease in unit volumes partially offset by a low single digit increase in price realization. The decrease in unit volume resulted largely from volume declines in enclosures products primarily driven by weakness in the telcom market, as well as customer inventory management in distribution markets. These factors were partially offset by strong growth in transmission and substation markets and in grid automation projects.

Operating income in the Utility Solutions segment in 2024 was $729.8 million an increase of 3.3% compared to 2023. Operating margin declined by 140 basis points to 20.3% in 2024. Excluding amortization of acquisition-related intangibles and transaction, integration & separation costs, the adjusted operating margin declined by 40 basis points to 23.5% as compared to the prior year. The decrease in operating margin and adjusted operating margin includes approximately three percentage points of margin expansion from favorable price realization, improved productivity and cost management, but that expansion was more than offset by approximately three percentage points of margin contraction due to material and other cost inflation and lower unit volume. The impact of lower unit volume includes approximately 130 basis points from enclosures products, driven primarily by weakness in the telcom market.

28	HUBBELL INCORPORATED - Form 10-K

Electrical Solutions

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP measure (in million and percentage change):

	For the Year Ended December 31,
(in millions)	2024	2023
Net sales	$2,027.8	$2,111.2
Operating income (GAAP measure)	$361.8	$331.9
Amortization of acquisition-related intangible assets	16.1	18.5
Transaction, integration & separation costs	7.3	0.3
Adjusted operating income	$385.2	$350.7
Operating margin (GAAP measure)	17.8%	15.7%
Adjusted operating margin	19.0%	16.6%

The following table reconciles our Electrical Solutions segment Organic Net sales growth to the directly comparable GAAP financial measure (in millions and percentage change):

	For the Year Ended December 31,
Electrical Solutions	2024	Inc/(Dec) %	2023	Inc/(Dec) %
Net sales (decline) growth (GAAP measure)	$(83.4)	(3.9)	$34.4	1.7
Impact of acquisitions	—	—	43.9	2.1
Impact of divestitures	(163.0)	(7.7)	—	—
Foreign currency exchange	(0.7)	—	1.5	0.1
Organic Net sales growth (decline) (non-GAAP measure)	$80.3	3.8	$(11.0)	(0.5)

Net sales of the Electrical Solutions segment in 2024 were approximately $2.0 billion, a decrease of $83.4 million, or 3.9% as compared to 2023. The decrease includes 3.8% growth in organic net sales, that was more than offset by a 7.7% decline in net sales resulting from the disposition of the residential lighting business during the first quarter of 2024. The increase in organic net sales was driven by a low single digit percentage increase in unit volumes and a low single digit percentage increase in price realization. Volume growth was driven primarily by strength in renewables markets and datacenter balance-of-system products, while industrial markets were solid and non residential markets were soft.

Operating income of the Electrical Solutions segment in 2024 was $361.8 million and increased approximately 9.0% compared to 2023, while operating margin in 2024 increased by 210 basis points to 17.8%. Excluding amortization of acquisition-related intangibles and transaction, integration & separation costs, the adjusted operating margin increased by 240 basis points to 19.0% in 2024. The increase in the operating margin and adjusted operating margin in 2024 was primarily due to approximately five percentage points of margin expansion from favorable price realization, improved productivity and higher volume. The disposition of the residential lighting business also contributed to the expansion. Those factors were partially offset by approximately three percentage points of margin contraction driven by higher material and other cost inflation.

HUBBELL INCORPORATED - Form 10-K	29

Financial Condition, Liquidity and Capital Resources

Cash Flow

	For the Year Ended December 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities from continuing operations	$991.2	$880.8
Investing activities from continuing operations	(59.1)	(1,380.2)
Financing activities from continuing operations	(923.4)	388.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16.4)	6.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(7.7)	$(104.0)

The following table reconciles our cash flows from operating activities to free cash flows for 2024 and 2023:

	For the Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities - Continuing Operations (GAAP measure)	$991.2	$880.8
Less: Capital expenditures - Continuing Operations	(180.4)	(165.7)
Free cash flow - Continuing Operations	$810.8	$715.1
Free cash flow as a percent of net income - continuing operations attributable to Hubbell	104.2%	94.1%

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

2024 Compared to 2023

Cash provided by operating activities from continuing operations was $991.2 million in 2024 compared to $880.8 million in 2023. The increase was primarily due to higher net income, after adjusting for the effect of non-cash items, primarily depreciation and amortization expense, along with lower cash used for working capital in 2024.

Cash used in investing activities was $59.1 million in 2024 compared to cash used of $1,380.2 million in 2023. That change was driven by $122.9 million of cash proceeds in 2024 from the disposition of our residential lighting business as compared to cash used for acquisitions of $1,211.7 million in 2023.

Cash used in financing activities was $923.4 million in 2024 as compared to $388.5 million of cash provided by financing activities in 2023. The change in cash flows reflects $600 million of cash provided in December 2023 from the Term Loan issued to partially fund the acquisition of Systems Control, as compared to cash used in 2024 to extinguish that loan, along with an increase in dividends paid and higher share repurchases in 2024 compared to 2023.

The unfavorable impact of foreign currency exchange rates on cash was $16.4 million in 2024 as compared to a favorable effect of $6.9 million in 2023. The unfavorable impact in 2024 was primarily related to weakness in the Brazilian Real, Canadian Dollar and Mexican Peso compared to the U.S. Dollar.

30	HUBBELL INCORPORATED - Form 10-K

Investments in the Business

Investments in our business include cash outlays for the acquisitions of businesses as well as expenditures to maintain the operation of our equipment and facilities and invest in restructuring activities.

For more information related to acquisitions completed in 2023, refer to Note 4 - Business Acquisition in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

During 2024, we invested $180.4 million in capital expenditures, an increase of $14.7 million as compared to 2023, as we continue to invest in footprint optimization, automation and productivity initiatives.

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

The table below presents the restructuring and related costs incurred in 2024, additional expected costs, and the expected completion date of restructuring actions that had been initiated as of December 31, 2024 and in prior years (in millions):

	Costs Incurred in 2024	Additional Expected Costs	Expected Completion Date
2024 Restructuring Actions	$10.9	$1.6	2025
2023 and Prior Restructuring Actions	1.9	1.4	2025
Restructuring cost (GAAP measure)	$12.8	$3.0
Restructuring-related costs	6.7	3.2
Restructuring and related costs (Non-GAAP measure)	$19.5	$6.2

Stock Repurchase Program

On October 21, 2022 the Board of Directors approved a share repurchase program that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. At December 31, 2024 our remaining share repurchase authorization under this program was $260.0 million. On February 12, 2025 the Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. This new program is in addition to the remaining share repurchase authorization of $260.0 million under the October 21, 2022 program. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At December 31, 2024 and 2023, the Company had $1,442.7 million and $2,023.2 million, respectively, of long-term debt outstanding, net of unamortized discount and the unamortized balance of capitalized debt issuance costs. At December 31, 2023, the Company had $15.0 million of maturities due within the next 12 months related to the Term Loan Agreement which were classified within short term debt in the Consolidated Balance Sheet.

HUBBELL INCORPORATED - Form 10-K	31

Term Loan Agreement
In connection with the December 2023 acquisition of Systems Control, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis. Borrowings under the Term Loan Agreement bore interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based grid) or the alternative base rate. The outstanding principal amount under the Term Loan Agreement was due and payable in full at maturity in December 2026. During the fourth quarter of 2024, the Company repaid the remainder of the Term Loan and no balance was outstanding at December 31, 2024.

Borrowings under Revolving Credit Facility
The Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”) are parties to a five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility”), which matures on March 12, 2026. Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credit to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million. There were no borrowings outstanding under the 2021 Credit Facility at December 31, 2024 or December 31, 2023.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the 2021 Credit Facility) or (ii) the adjusted SOFR rate plus an applicable margin (determined by a ratings based grid).

The 2021 Credit Facility contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2024.

Unsecured Senior Notes

At each of December 31, 2024 and 2023, the Company had outstanding unsecured, senior notes in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031 (the “Notes”).

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,442.7 million and $1,440.3 million at December 31, 2024 and December 31, 2023, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which is financial) as of December 31, 2024.

Short-term Debt and Current Portion of Long-Term Debt

At December 31, 2024 and 2023, the Company had $125.4 million and $117.4 million, respectively, of short-term debt and current portion of long-term debt outstanding composed of:

◦$123.0 million of commercial paper borrowings outstanding at December 31, 2024, and $100.0 million of commercial paper borrowings outstanding at December 31, 2023, were used to fund the Systems Control acquisition.

◦At December 31, 2023 the Company had $15.0 million of long-term debt classified within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next 12 months related to borrowing under the Term Loan Agreement at December 31, 2023.

◦The Company had $2.4 million of short-term debt outstanding at December 31, 2024 and December 31, 2023, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

32	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the reconciliation of net debt at December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Total Debt (GAAP measure)	$1,568.1	$2,140.6
Total Hubbell Incorporated Shareholders’ Equity	3,268.3	2,877.0
TOTAL CAPITAL (GAAP measure)	$4,836.4	$5,017.6
Total Debt to Total Capital (GAAP measure)	32%	43%
Cash and Investments	$429.9	$424.5
NET DEBT (non-GAAP measure)	$1,138.2	$1,716.1
Net Debt to Total Capital (non-GAAP measure)	24%	34%

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

In 2024, we returned capital to our shareholders through dividends and share repurchases. These activities were funded primarily with cash flows from operations.

◦In 2024, cash used for share repurchases was $40.0 million.

◦Dividends paid on our Common Stock in 2024 were $267.3 million.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities, including defined benefit retirement obligations and other benefits. Refer to Note 13 - Debt and Note 24 - Leases in the Notes to the Consolidated Financial Statements for further details on anticipated cash outflows. As a result of the Tax Cuts and Jobs Act (“TCJA”), we also have an obligation to fund, by annual installments through 2025, the Company’s liability for the transition tax on the deemed repatriation of foreign earnings. Contractual purchase obligations are approximately $370 million in 2025. Contractual purchase obligations beyond 2025 are not significant.

Our purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability. These obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements and commitments for equipment purchases. As of December 31, 2024, we have $48.2 million of uncertain tax positions reflected in our Consolidated Balance Sheet. We are unable to make a reasonable estimate regarding the timing of settlement of these uncertain tax positions and, as a result, they have been excluded from the disclosure. See Note 14 — Income Taxes in the Notes to Consolidated Financial Statements.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to our cash flows from operating activities, we also had $329.1 million of cash and cash equivalents at December 31, 2024, of which approximately 14% was held inside the United States and the remainder held internationally.

HUBBELL INCORPORATED - Form 10-K	33

◦Our 2021 Credit Facility provides a $750.0 million committed revolving credit facility and commitments under the 2021 Credit Facility may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.250 billion. Annual commitment fees to support availability under the 2021 Credit Facility are not material. Although not the principal source of liquidity, we believe our 2021 Credit Facility is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the 2021 Credit Facility related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $750.0 million of borrowing capacity under the 2021 Credit Facility was available to the Company at December 31, 2024.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

◦The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2024 and 2023, total availability under these lines was $55.3 million and $55.9 million, respectively, of which $41.1 million and $23.4 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

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

Changes in the value of the defined benefit plan assets and liabilities will affect the amount of pension expense ultimately recognized. Although differences between actuarial assumptions and actual results are no longer deferred for balance sheet purposes, deferral is still permitted for pension expense purposes. Unrecognized gains and losses in excess of an annual calculated minimum amount (the greater of 10% of the projected benefit obligation or 10% of the market value of assets) have been amortized and recognized in net periodic pension cost. Effective January 1, 2020, the amortization of unrecognized gains and losses of all of the Company’s qualified defined benefit pension plans is recognized over the remaining life expectancy of participants, as all participants are considered inactive as a result of plan amendments. During 2024 and 2023, we recorded $9.9 million and $10.4 million, respectively, of pension expense related to the amortization of these unrecognized losses.

In 2024 and 2023, we contributed $1.3 million and $20.0 million, respectively, to our qualified foreign and domestic defined benefit pension plans. These contributions have improved the funded status of those plans. The Company has elected to make a voluntary contribution of $20.0 million to its qualified domestic defined benefit pension plan in 2025. The anticipated level of pension funding in 2025 is not expected to have a significant impact on our overall liquidity.

Assumptions

The following assumptions were used to determine projected pension and other benefit obligations at the measurement date and the net periodic benefit costs for the year:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.58%	5.16%	5.60%	5.20%
Rate of compensation increase	0.08%	0.08%	5.00%	5.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.16%	5.46%	5.20%	5.50%
Expected return on plan assets	5.93%	5.68%	N/A	N/A
Rate of compensation increase	0.08%	0.08%	5.00%	3.93%

34	HUBBELL INCORPORATED - Form 10-K

At the end of each year, we estimate the expected long-term rate of return on pension plan assets based on the strategic asset allocation for our plans. In making this determination, we utilize expected rates of return for each asset class based upon current market conditions and expected risk premiums for each asset class. A one percentage point change in the expected long-term rate of return on pension fund assets would have an impact of approximately $4.3 million on 2025 pretax pension expense. The expected long-term rate of return is applied to the fair market value of pension fund assets to produce the expected return on fund assets that is included in pension expense.

The difference between this expected return and the actual return on plan assets was recognized at December 31, 2024 for balance sheet purposes, but continues to be deferred for expense purposes. The net deferral of past asset gains (losses) ultimately affects future pension expense through the amortization of gains (losses) with an offsetting adjustment to Hubbell shareholders’ equity through Accumulated other comprehensive loss.

At the end of each year, we determine the discount rate to be used to calculate the present value of our pension plan liabilities. For our U.S. and Canadian pension plans, this discount rate is determined by matching the expected cash flows associated with our benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of our pension liabilities. As of December 31, 2024, we used a discount rate of 5.60% for our U.S. pension plans compared to a discount rate of 5.20% used in 2023. For our Canadian pension plan, we used a discount rate of 4.58% in 2024, compared to a 4.61% discount rate used in 2023.

For our UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rates of AA corporate bonds. This methodology resulted in a December 31, 2024 discount rate for the UK pension plan of 5.60% as compared to a discount rate of 4.80% used in 2023.

A decrease of one percentage point in the discount rate would increase our 2025 pretax pension expense by approximately $0.3 million. A discount rate increase of one percentage point would decrease our 2025 pretax pension expense by $0.4 million.

In 2024, and 2023 we used the Pri-2012 mortality table and the MP-2021 projection scale from 2012 to calculate the present value of our pension plan liabilities. In 2024, the Pri-2012 mortality table was adjusted to reflect plan specific geospatial characteristics as appropriate. The plan specific adjusted Pri-2012 mortality table with generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

Other Post-Employment Benefits (“OPEB”)

The Company also has a number of health care and life insurance benefit plans covering eligible employees who reached retirement age while working for the Company. These benefits have been discontinued for substantially all future retirees. These plans are not funded and, therefore, no assumed rate of return on assets is required. We use a similar methodology to derive the discount rate for our post employment benefit plan obligations that we use for our pension plans. As of December 31, 2024, the Company used a discount rate of 5.60% to determine the projected benefit obligation compared to a discount rate of 5.20% used in 2023.

In accordance with the accounting guidance for retirement benefits, we recorded to Accumulated other comprehensive loss, within Hubbell shareholders’ equity, a benefit, net of tax, of $6.1 million in 2024 and $4.7 million in 2023, respectively, related to the annual remeasurement of the OPEB plans and the amortization of prior service credits and net actuarial gains.

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

The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over-time due to the customized nature of the product and the Company’s enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete.

Revenue from service contracts and post-shipment performance obligations is approximately one percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

36	HUBBELL INCORPORATED - Form 10-K

Inventory Valuation

Inventories are stated at the lower of cost or market value. Approximately 45% of total net inventory value is determined utilizing the last-in, first-out (LIFO) method of inventory accounting. The cost of foreign inventories and certain domestic inventories is determined utilizing average cost or first-in, first-out (FIFO) methods of inventory accounting. We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of LIFO, FIFO or average cost or market value. Such evaluation is based on our judgment and use of estimates, including sales forecasts, gross margins for particular product groupings, planned dispositions of product lines, technological events and overall industry trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

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

Employee Benefits Costs and Funding

We sponsor domestic and foreign defined benefit pension, defined contribution and other postretirement plans. Significant assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, rate of increase in employee compensation levels and health care cost increase projections. These assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. Further discussion of the assumptions used in 2024 and 2023 are included above under “Pension Funding Status” and in Note 12 — Retirement Benefits in the Notes to Consolidated Financial Statements.

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

Goodwill and indefinite-lived intangible assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual goodwill impairment testing as of April 1st of each year. The accounting guidance provides entities an option of performing a qualitative assessment (the “Step-zero” test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the quantitative goodwill impairment testing process as prescribed in the guidance. If the Company does not elect to complete the qualitative assessment, the Company completes the quantitative assessment whereby the estimated fair value of each reporting unit is compared to its carrying value.

HUBBELL INCORPORATED - Form 10-K	37

The Company completed its annual goodwill impairment test as of April 1, 2024. For each of the Company’s reporting units, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. As of April 1, 2024, the impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit’s carrying value, including goodwill. The Company did not have any reporting units with zero or negative carrying amounts.

The organizational changes described in Note 3 - Revenue resulted in a change in the Company’s reporting units within the Electrical Solutions segment. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment during the third quarter of 2024, for the reporting units within the Electrical Solutions segment. Because the changes did not affect the Utility Solutions segment, no interim goodwill impairment assessment was required for that segment. For this interim assessment, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. The interim impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit’s carrying value, including goodwill. The Company did not have any reporting units with zero or negative carrying amounts.

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

The identification and measurement of impairment of indefinite-lived intangible assets involves either an assessment of qualitative factors to determine whether events or circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired or a quantitative assessment whereby the estimated fair value of each indefinite-lived intangible asset is compared to its carrying value. If it is more-likely-than-not that the asset is impaired, the estimated fair value of the indefinite-lived intangibles will be determined using discounted cash flow estimates. If the carrying value of these assets exceeds the estimated fair value, the carrying value will be reduced to the estimated fair value. For the Company’s annual impairment test as of April 1, 2024, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2024, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test. We did not record any impairments related to indefinite-lived intangible assets in 2024, 2023, or 2022.

38	HUBBELL INCORPORATED - Form 10-K

Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements generally relate to our expectations and beliefs regarding our financial results, condition and outlook, projections of future performance, anticipated growth and end markets, changes in operating results, market conditions and economic conditions, expected capital resources, liquidity, financial performance, pension funding and results of operations, plans, strategies, opportunities, developments and productivity initiatives, competitive positioning, and trends in particular markets or industries. In addition, all statements regarding the expected financial impact of the integration of acquisitions, adoption of updated accounting standards and any expected effects of such adoption, and intent to continue repurchasing shares of common stock, as well as other statements that are not strictly historic in nature, are forward-looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will”, “will likely be”, and similar words and phrases. Such forward-looking statements are based on our current expectations and involve numerous assumptions, known and unknown risks, uncertainties and other factors, which may cause actual and future performance or the Company’s achievements to be materially difference from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
•The general impact of inflation on our business, including the impact on raw materials costs, elevated interest rates and increased energy costs and our ability to implement and maintain pricing actions that we have taken to cover higher costs and protect our margin profile.
•Economic and business conditions in particular industries, markets or geographic regions, as well the potential for macro-economic effects of the U.S. government federal deficit, and continued inflation, a significant economic slowdown, stagflation or recession.
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
•Impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States, United Kingdom and other countries, including the recent and potential changes in U.S. trade policies that may be made by the new presidential administration.
•Failure to comply with import and export laws.
•Changes relating to impairment of our goodwill and other intangible assets.
•Inability to access capital markets or failure to maintain our credit ratings.
•Changes in expected or future levels of operating cash flow, indebtedness and capital spending.
•Regulatory issues, changes in tax laws and policies, including changes in current U.S. income tax rates multijurisdictional implementation of the OECD’s comprehensive base erosion and profit shifting plan, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•Ability to successfully manage and integrate an acquired business, such as the acquisitions of El Electronics LLC, Indústria Electromecânica Balestro Ltda., and the Systems Control business, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of an acquired business, diversion of management’s attention from ongoing business operations and opportunities, and litigation relating to the transaction.

HUBBELL INCORPORATED - Form 10-K	39

•The impact of certain divestitures, including the benefits and costs of the sale of the residential lighting business.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
•Political unrest and military actions in foreign countries, including the conflicts in Ukraine and the Middle East and trade tensions with China, as well as the impact on world markets and energy supplies and prices resulting therefrom.
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
•Other factors described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Foreign Currency Risk

We face transactional exchange rate risk from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of an applicable subsidiary. As such, our operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we sell our products, purchase goods or otherwise incur costs to operate foreign subsidiaries. As a percentage of the Company’s total Net sales, the net sales of foreign operations, for which transactions are primarily in local currencies were 8% in 2024, 2023, and 2022 respectively, with the Canadian, UK, and Brazilian operations representing approximately 28%, 26%, and 20% respectively, of 2024 total international Net sales. To manage this exposure, we closely monitor the working capital requirements of our international units and we may enter into forward foreign exchange contracts to mitigate risk related to receipts from customers and payments to suppliers.

Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Brazilian Real, British Pound and Canadian Dollar. As the U.S. Dollar strengthens against these currencies on which we transact business, revenue and income will generally be negatively impacted, and if the U.S. Dollar weakens, revenue and income will generally be positively impacted. Accordingly, we estimate a hypothetical 10% movement of the U.S. Dollar against the various foreign exchanges rate we translate from, in aggregate would impact operating profit by approximately $7.0 million.

40	HUBBELL INCORPORATED - Form 10-K

Interest Rate Risk

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

As of December 31, 2024, the long-term debt outstanding related to the fixed-rate senior notes was $1,450.0 million. The senior notes are not exposed to interest rate risk as the bonds are at a fixed-rate until maturity.

As of December 31, 2024 the Company also had $125.4 million of short-term debt, primarily commercial paper that was floating rate debt. A 100 basis point rise or decline in interest rates would not be significant to our financial condition or results of operations.

The following table presents cost and weighted average interest rate information related to financial instruments that are sensitive to changes in interest rates, by maturity at December 31, 2024 (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value 12/31/24
ASSETS
Available-for-sale investments	$14.3	$12.7	$17.4	$12.5	$5.4	$7.8	$70.1	$69.6
Avg. interest rate	3.19%	4.26%	3.91%	4.99%	5.02%	4.03%
LIABILITIES
Long-term debt	$—	$400.0	$300.0	$450.0	$—	$300.0	$1,450.0	$1,367.3
Avg. interest rate	—%	3.35%	3.15%	3.50%	—%	2.30%

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate systems of internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.

In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm as stated in their report which is included below within this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hubbell Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hubbell Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

44	HUBBELL INCORPORATED - Form 10-K

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

Goodwill Impairment Assessment – Interim Quantitative Goodwill Impairment Assessment for a Certain Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,500.8 million as of December 31, 2024, of which a portion relates to a certain reporting unit. Management performs the goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. In July 2024, the Company internally reorganized certain businesses within the Electrical Solutions segment which resulted in a change in the Company’s reporting units within this segment. As a result of the change in reporting units, management performed an interim goodwill impairment assessment during the third quarter of 2024, for the reporting units within the Electrical Solutions segment. The Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. The impairment testing resulted in implied fair values for each reporting unit that exceeded such reporting unit’s carrying value, including goodwill. Management uses internal discounted cash flow models to estimate fair value. Significant judgment is required by management to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the interim quantitative goodwill impairment assessment for a certain reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales growth, gross margin, and operating margin.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim quantitative goodwill impairment assessment, including controls over developing the fair value estimate of a certain reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales growth, gross margin, and operating margin. Evaluating management’s assumptions related to future sales growth, gross margin, and operating margin involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of a certain reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 13, 2025

We have served as the Company’s auditor since at least 1961. We have not been able to determine the specific year we began serving as auditor of the Company.

HUBBELL INCORPORATED - Form 10-K	45

Consolidated Statement of Income

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net sales	$5,628.5	$5,372.9	$4,947.9
Cost of goods sold	3,724.4	3,484.8	3,476.3
Gross profit	1,904.1	1,888.1	1,471.6
Selling & administrative expenses	812.5	849.6	762.5
Operating income	1,091.6	1,038.5	709.1
Loss on disposition of business (Note 4)	(5.3)	—	—
Pension charge (Note 12)	—	—	(7.0)
Interest expense, net	(73.8)	(36.7)	(49.6)
Other (expense) income, net	(7.2)	(18.5)	4.5
Total other expense	(86.3)	(55.2)	(52.1)
Income from continuing operations before income taxes	1,005.3	983.3	657.0
Provision for income taxes	221.8	217.3	140.2
Net income from continuing operations	783.5	766.0	516.8
Less: Net income from continuing operations attributable to noncontrolling interest	(5.7)	(6.2)	(5.5)
Net income from continuing operations attributable to Hubbell Incorporated	777.8	759.8	511.3
Income from discontinued operations, net of tax (Note 2)	—	—	34.6
Net income attributable to Hubbell Incorporated	$777.8	$759.8	$545.9

Earnings per share
Basic earnings per share from continuing operations	$14.46	$14.14	$9.49
Basic earnings per share from discontinued operations	—	—	0.64
Basic earnings per share	$14.46	$14.14	$10.13

Diluted earnings per share from continuing operations	$14.37	$14.05	$9.43
Diluted earnings per share from discontinued operations	—	—	0.64
Diluted earnings per share	$14.37	$14.05	$10.07
See notes to consolidated financial statements.

46	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$783.5	$766.0	$551.4
Other comprehensive (loss) income:
Currency translation adjustment:
Foreign currency translation adjustments	(60.3)	22.9	(27.9)
Reclassification of currency translation gains included in net income	—	—	0.5
Defined benefit pension and post-retirement plans, net of taxes of $4.6, $(4.2) and $(4.8)	(15.0)	10.2	14.2
Unrealized gain (loss) on investments, net of taxes of $0.0, $(0.2) and $0.4	(0.1)	0.6	(1.4)
Unrealized gains (losses) on cash flow hedges, net of taxes of $(0.6), $0.4 and $(0.1)	1.3	(0.9)	0.2
Other comprehensive (loss) income	(74.1)	32.8	(14.4)
Comprehensive income	709.4	798.8	537.0
Less: Comprehensive income attributable to noncontrolling interest	5.7	6.2	5.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO HUBBELL	$703.7	$792.6	$531.5
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	47

Consolidated Balance Sheet

	At December 31,
(in millions, except share and per share amounts)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$329.1	$336.1
Short-term investments	15.9	12.6
Accounts receivable (net of allowances of $11.3 and $11.6)	756.0	785.4
Inventories, net	841.8	832.9
Other current assets	146.5	129.7
Assets held for sale - current	—	70.5
Total Current Assets	2,089.3	2,167.2
Property, Plant, and Equipment, net	726.6	652.6
Other Assets
Investments	84.9	75.8
Goodwill	2,500.8	2,533.4
Other intangible assets, net	1,080.0	1,196.0
Other long-term assets	197.5	197.1
Assets held for sale - non-current	—	91.9
TOTAL ASSETS	$6,679.1	$6,914.0
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$125.4	$117.4
Accounts payable	541.7	563.5
Accrued salaries, wages and employee benefits	145.7	173.6
Accrued insurance	89.0	79.1
Other accrued liabilities	372.4	365.2
Liabilities held for sale - current	—	24.6
Total Current Liabilities	1,274.2	1,323.4
Long-term Debt	1,442.7	2,023.2
Other Non-Current Liabilities	679.5	660.6
Liabilities held for sale - non-current	—	17.5
TOTAL LIABILITIES	$3,396.4	$4,024.7
Commitments and Contingencies (see Note 16)
Hubbell Incorporated Shareholders’ Equity
Common stock, par value $0.01
Common stock - Authorized 200,000,000 shares, outstanding 53,759,976 and 53,730,566 shares	$0.6	$0.6
Additional paid-in capital	2.6	6.1
Retained earnings	3,651.6	3,182.7
Accumulated other comprehensive loss	(386.5)	(312.4)
Total Hubbell Incorporated Shareholders’ Equity	3,268.3	2,877.0
Noncontrolling interest	14.4	12.3
TOTAL EQUITY	3,282.7	2,889.3
TOTAL LIABILITIES AND EQUITY	$6,679.1	$6,914.0
See notes to consolidated financial statements.

48	HUBBELL INCORPORATED - Form 10-K

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$783.5	$766.0	$516.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	212.1	149.7	148.5
Deferred income taxes	1.7	(16.2)	(27.8)
Stock-based compensation	30.6	26.5	24.5
Loss on disposition of business	5.3	—	—
Pension charge	—	—	7.0
Loss on sale of assets	1.0	2.5	3.5
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	22.2	(1.6)	(66.8)
Increase in inventories	(22.7)	(42.1)	(66.5)
(Decrease) increase in accounts payable	(13.6)	13.2	(15.3)
(Decrease) increase in current liabilities	(24.3)	(4.5)	108.3
Changes in other assets and liabilities, net	14.9	2.1	13.2
Contributions to qualified defined benefit pension plans	(1.3)	(20.0)	(12.5)
Other, net	(18.2)	5.2	3.3
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	991.2	880.8	636.2
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(180.4)	(165.7)	(129.3)
Acquisitions, net of cash acquired	5.9	(1,211.7)	(177.1)
Proceeds from disposal of business, net of cash	122.9	—	332.8
Purchases of available-for-sale investments	(21.0)	(25.4)	(33.7)
Proceeds from sales of available-for-sale investments	15.8	21.8	23.0
Other, net	(2.3)	0.8	2.4
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(59.1)	(1,380.2)	18.1
Cash Flows from Financing Activities of Continuing Operations
Issuance of long-term debt	—	600.0	—
Payment of long-term debt	(600.0)	—	—
Issuance of short-term debt	22.9	100.0	—
Payment of short-term debt	—	(2.2)	(4.8)
Payment of dividends	(267.3)	(245.5)	(229.6)
Debt issuance cost	—	(2.2)	—
Acquisition of common shares	(40.0)	(30.0)	(182.0)
Other	(39.0)	(31.6)	(20.7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(923.4)	388.5	(437.1)
Discontinued Operations:
Cash (used in) provided by operating activities	—	—	(53.0)
Cash used in investing activities	—	—	(1.7)
Cash (used in) provided by discontinued operations	—	—	(54.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16.4)	6.9	(8.8)
(Decrease) Increase in cash, cash equivalents, and restricted cash	(7.7)	(104.0)	153.7
Cash and cash equivalents, beginning of year	336.1	440.5	286.2
Cash and cash equivalents within assets held for sale, beginning of year	—	—	0.7
Restricted cash, included in other assets, beginning of year	3.2	2.8	2.7
Less: Restricted cash, included in Other Assets	2.5	3.2	2.8
Less: Cash and cash equivalents within assets held for sale, end of year	—	—	—
Cash and cash equivalents, end of year	$329.1	$336.1	$440.5
See notes to consolidated financial statements.

HUBBELL INCORPORATED - Form 10-K	49

Consolidated Statement of Changes in Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders’ Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2021	$0.6	$—	$2,560.0	$(330.8)	$2,229.8	$10.9
Net income	—	—	545.9	—	545.9	5.5
Other comprehensive (loss) income	—	—	—	(14.4)	(14.4)	—
Stock-based compensation	—	24.5	—	—	24.5	—
Acquisition/surrender of common shares (1)	—	(23.1)	(170.5)	—	(193.6)	—
Cash dividends declared ($4.27 per share)	—	—	(229.9)	—	(229.9)	—
Dividends to noncontrolling interest	—	—	—	—	—	(6.7)
Directors deferred compensation	—	(1.4)	—	—	(1.4)	—
BALANCE AT DECEMBER 31, 2022	$0.6	$—	$2,705.5	$(345.2)	$2,360.9	$9.7
Net income	—	—	759.8	—	759.8	6.2
Other comprehensive (loss) income	—	—	—	32.8	32.8	—
Stock-based compensation	—	26.9	—	—	26.9	—
Acquisition/surrender of common shares (1)	—	(21.4)	(36.6)	—	(58.0)	—
Cash dividends declared ($4.58 per share)	—	—	(246.0)	—	(246.0)	—
Dividends to noncontrolling interest	—	—	—	—	—	(3.6)
Directors deferred compensation	—	0.6	—	—	0.6	—
BALANCE AT DECEMBER 31, 2023	$0.6	$6.1	$3,182.7	$(312.4)	$2,877.0	$12.3
Net income	—	—	777.8	—	777.8	5.7
Other comprehensive (loss) income	—	—	—	(74.1)	(74.1)	—
Stock-based compensation	—	30.6	—	—	30.6	—
Acquisition/surrender of common shares (1)	—	(34.8)	(41.1)	—	(75.9)	—
Cash dividends declared ($4.98 per share)	—	—	(267.8)	—	(267.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(3.6)
Directors deferred compensation	—	0.7	—	—	0.7	—
BALANCE AT DECEMBER 31, 2024	$0.6	$2.6	$3,651.6	$(386.5)	$3,268.3	$14.4
See notes to consolidated financial statements.

(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against Common Stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $41.1 million, $36.6 million and $170.5 million in 2024, 2023 and 2022, respectively, reflects this accounting treatment.

50	HUBBELL INCORPORATED - Form 10-K

Notes to Consolidated Financial Statements

NOTE 1    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On February 1, 2022, the Company completed the sale of the Commercial and Industrial Lighting business (the “C&I Lighting business”) to GE Current, a Daintree Company, for total net cash consideration of $332.8 million. The C&I Lighting business had sales of $509.4 million in 2021 as part of the Electrical Solutions segment and designs, manufactures, and sells LED lighting and control solutions for commercial and industrial customers. The disposal of the C&I Lighting business met the criteria set forth in ASC 205-20 to be presented as a discontinued operation. The C&I Lighting business’ results of operations and the related cash flows have been presented as income from discontinued operations in the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2, Discontinued Operations, to the Consolidated Financial Statements for further information.

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

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the consolidated statements of financial position. Refer to Note 4, “Business Acquisitions and Dispositions,” of the notes to Consolidated Financial Statements for further information. In conjunction with the residential lighting business being classified as held for sale during the fourth quarter of 2023, depreciation and amortization ceased for the residential lighting business during the fourth quarter of 2023. The sale of the residential lighting business was completed in the first quarter of 2024.

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

The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over time due to the customized nature of the product and the Company’s enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete.

Revenue from service contracts and post-shipment performance obligations is approximately one percent of total annual consolidated net revenue and those service contracts and post-shipment obligations are primarily within the Utility Solutions segment. Revenue from service contracts and post-shipment performance obligations is recognized when or as those obligations are satisfied. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations and on occasion will separately offer and price extended warranties that are separate performance obligations for which the associated revenue is recognized over-time based on the extended warranty period. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue.

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

Investments

Investments in debt and equity securities are classified by individual security as available-for-sale, held-to-maturity or trading securities. Our available-for-sale securities, consisting of municipal bonds, are carried on the balance sheet at fair value with current period adjustments to carrying value recorded in Accumulated other comprehensive loss within Hubbell shareholders’ equity, net of tax. Realized gains and losses are recorded in income in the period of sale. The Company’s trading securities are carried on the balance sheet at fair value and consist primarily of debt and equity mutual funds. Gains and losses associated with these trading securities are reflected in the results of operations. The Company did not have any investments classified as held-to-maturity as of December 31, 2024 and 2023.

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

Capitalized Computer Software Costs

Capitalized computer software costs, net of amortization, were $6.3 million and $5.8 million at December 31, 2024 and 2023, respectively. This balance is reflected in Other long-term assets in the Consolidated Balance Sheet. Capitalized computer software is for internal use and costs primarily consist of purchased materials, external services and salary costs for personnel dedicated to the projects. Software is amortized on a straight-line basis over appropriate periods, generally between three and five years. The Company recorded amortization expense of $3.6 million in 2024, $4.3 million in 2023 and $6.6 million in 2022 relating to capitalized computer software.

Goodwill and Other Intangible Assets

Goodwill represents purchase price in excess of fair values of the underlying net assets of acquired companies. Indefinite-lived intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the accounting guidance. The Company performs its goodwill impairment testing as of April 1st of each year, unless circumstances dictate the need for more frequent assessments. The accounting guidance provides entities an option of performing a qualitative assessment (a “step-zero” test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to quantitative goodwill impairment testing process as prescribed in the guidance. For each of the Company’s reporting units in 2024, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the Company’s reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment exists.

Goodwill impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. The Company uses internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third party end market data, and future long-term business plans and include assumptions on future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. Significant changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company believes that its estimated aggregate fair value of its reporting units is reasonable when compared to the Company’s market capitalization on the valuation date.

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

The organizational changes described in Note 3 - Revenue resulted in a change in the Company’s reporting units within the Electrical Solutions segment. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment during the third quarter of 2024, for the reporting units within the Electrical Solutions segment. Because the changes did not affect the Utility Solutions segment, no interim goodwill impairment assessment was required for that segment. For this interim assessment, the Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. The interim impairment testing resulted in implied fair values for each reporting unit that significantly exceeded such reporting unit’s carrying value, including goodwill.

The Company’s intangible assets consist primarily of customer relationships, tradenames, developed technology and patents. Intangible assets with definite lives are amortized over periods generally ranging from 5-30 years. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets’ useful life, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method. These definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The Company did not record any material impairments related to its definite lived intangible assets in 2024, 2023 or 2022. The Company also has some tradenames that are considered to be indefinite-lived intangible assets. These indefinite-lived intangible assets are not amortized and are tested for impairment annually, unless circumstances dictate the need for more frequent assessment.

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

For the Company’s annual impairment test as of April 1, 2024, the Company elected to utilize the quantitative impairment testing process as permitted in the accounting guidance. The estimated fair value was determined utilizing an income approach (relief from royalty method). Significant judgment is required to estimate the fair value of the indefinite-lived intangible assets including assumptions for future revenues, discount rates, royalty rates, and other assumptions, including assumptions about secular economic and market conditions. Significant changes in these estimates and assumptions could affect the determination of fair value and/or impairment for each indefinite-lived intangible asset. As of April 1, 2024, the impairment testing resulted in estimated fair values for each indefinite-lived intangible asset that significantly exceeded the carrying values and there were no indefinite-lived intangible assets at risk of failing the quantitative impairment test.

The Company did not record any impairments related to indefinite-lived intangible assets in 2024, 2023 and 2022.

Other Long-Lived Assets

The Company reviews depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired assets is determined using expected cash flow estimates, quoted market prices when available and appraisals as appropriate. The Company did not record any material impairment charges in 2024, 2023 or 2022.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included as ROU assets within other long-term assets, other accrued liabilities, and other non-current liabilities in our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, net, other accrued liabilities, and other non-current liabilities. The Company’s finance leases are immaterial.

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

54	HUBBELL INCORPORATED - Form 10-K

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

Research and Development

Research and development expenditures represent costs to discover and/or apply new knowledge in developing a new product, process, or in bringing about a significant improvement to an existing product or process. Research and development expenses are recorded as a component of Cost of goods sold. Expenses for research and development were approximately 1% of Net Sales in 2024 and 2% in each of 2023 and 2022.

Government Assistance

The Company records amounts received from government entities as a reduction of the associated expense. Amounts received related to depreciable assets are recognized as a reduction to depreciation expense. The total impact of government assistance was not material to the Company in 2024, 2023, and 2022.

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

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables (“Payment Services Arrangement”). Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Consolidated Balance Sheet, of which $101.9 million and $101.3 million was outstanding at December 31, 2024 and December 31, 2023, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Consolidated Statement of Cash Flows.

The rollforward of the Company’s outstanding obligations confirmed as valid under the Payment Services Arrangements supplier finance program for the year ended December 31, 2024, is as follows:

(in millions)	Year Ended December 31, 2024
Confirmed obligations outstanding at the beginning of the period	$101.3
Invoices confirmed during the period	348.7
Confirmed invoices paid during the period	(348.1)
Confirmed obligations outstanding at the end of the period	$101.9

56	HUBBELL INCORPORATED - Form 10-K

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Consolidated Balance Sheet, of which, $2.4 million and $2.0 million was outstanding at December 31, 2024 and December 31, 2023, respectively. Cash flows under the program are reported in financing activities in the Company’s Consolidated Statement of Cash Flows.

The rollforward of the Company’s outstanding obligations confirmed as valid under the commercial card supplier finance program for the year ended December 31, 2024, is as follows:

(in millions)	Year Ended December 31, 2024
Confirmed obligations outstanding at the beginning of the period	$2.0
Invoices confirmed during the period	24.7
Confirmed invoices paid during the period	(24.3)
Confirmed obligations outstanding at the end of the period	$2.4

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting-Improvements to Reportable Segment Disclosures”, which adds a requirement for public entities to disclose its significant segment expense categories and amounts for each reportable segment for all periods presented. This information is required to be disclosed at both interim and annual periods. In addition, this ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. Public entities are also required to disclose how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company included the applicable disclosures within Note 21 - Industry Segments and Geographic Area Information. The interim disclosures will be effective for the Company in 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures”, which enhances the disaggregation of income tax disclosures. The ASU requires public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold equal to or greater than 5%. Public entities are required to provide an explanation of certain rate reconciling items if not otherwise evident, such as the nature, causes and judgement used to categorize the item. The ASU also requires disclosure of income taxes paid (net of refund received) detailed by federal, state/local and foreign, and amounts paid to individual jurisdictions that are equal or greater than 5% of total income taxes paid. The ASU is effective for public entities for fiscal years beginning after December 15, 2024 and for interim periods for fiscal years beginning after December 15, 2025. The Company is assessing the impact of adopting this standard on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE),” which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements are required to be adopted prospectively with the option for retrospective application. The company is assessing the impact of adopting this standard on its financial statements and disclosures.

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

Under the terms of the transaction, the Company and the buyer entered into a transition services agreement (“TSA”), pursuant to which the Company provides certain administrative and operational services for a period of 12 months or less. Furthermore, we entered into a short-term supply agreement whereby the Company acts as a supplier of finished goods and component parts to the C&I Lighting business after the completion of the sale. Income from the TSA and supply agreement was $13.3 million for the year ended December 31, 2022 and was recorded in Other Income in the Consolidated Financial Statements.

The following table presents the summarized components of income from discontinued operations, net of income taxes, for the Commercial and Industrial Lighting business:

Year Ended December 31,
(in millions)	2022
Net sales	$29.1
Cost of goods sold	27.8
Gross profit	1.3
Selling & administrative expenses	17.3
Operating (Loss) income	(16.0)
Gain on disposal of business	73.9
Other expense	(1.5)
Income from discontinued operations before income taxes	56.4
Provision (benefit) for income taxes	21.8
Income from discontinued operations, net of taxes	$34.6

Income from discontinued operations, net of taxes for the year ended December 31, 2022 includes pre-tax transaction and separation costs of $8.8 million.

58	HUBBELL INCORPORATED - Form 10-K

NOTE 3 Revenue

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for products, upon the transfer of control in accordance with the contractual terms and conditions of the sale. Approximately two-thirds of the Company’s Net sales are to distributors who then sell directly into our end markets. Within the Utility Solutions segment, our businesses sell to distributors, with the majority of sales to the utility end markets and also directly into transmission and distribution utility markets. The majority of the Company’s revenue associated with products is recognized at a point in time when the product is shipped to the customer, with a relatively small amount of transactions, primarily in the Utility Solutions segment, recognized upon delivery of the product at the destination.

The Company also has performance obligations, primarily within the Utility Solutions segment, that are recognized over time due to the customized nature of the product and the Company’s enforceable right to receive payment for work performed to date in the event of a cancellation. The Company uses an input measure to determine the extent of progress towards completion of the performance obligation, which the Company believes best depicts the transfer of control to the customer. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete.

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

	Twelve Months Ended December 31,
in millions	2024	2023	2022
Net sales
Grid Infrastructure	$2,531.3	$2,259.2	$2,015.6
Grid Automation	1,069.4	1,002.5	855.5
Total Utility Solutions	$3,600.7	$3,261.7	$2,871.1
Electrical Products	$931.8	$903.9	$969.1
Industrial	1,074.8	1,020.2	879.7
Retail and Builder	21.2	187.1	228.0
Total Electrical Solutions	$2,027.8	$2,111.2	$2,076.8
TOTAL	$5,628.5	$5,372.9	$4,947.9

HUBBELL INCORPORATED - Form 10-K	59

The following table presents disaggregated third-party Net sales by geographic location (on a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions):

	Twelve Months Ended December 31,
in millions	2024	2023	2022
Net sales
United States	$3,428.2	$3,090.7	$2,715.8
International	172.5	171.0	155.3
Total Utility Solutions	$3,600.7	$3,261.7	$2,871.1
United States	$1,731.1	$1,831.7	$1,820.6
International	296.7	279.5	256.2
Total Electrical Solutions	$2,027.8	$2,111.2	$2,076.8
TOTAL	$5,628.5	$5,372.9	$4,947.9

Contract Balances

Our contract liabilities consist of advance payments for products as well as deferred revenue on service obligations and extended warranties. The current portion of deferred revenue is included in Other accrued liabilities and the non-current portion of deferred revenue is included in Other non-current liabilities in the Consolidated Balance Sheet.

Contract liabilities were $148.0 million as of December 31, 2024 compared to $118.6 million as of December 31, 2023. The $29.4 million increase in our contract liabilities balance was primarily due to a $108.3 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $78.9 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2024. The ending balance of contract assets was $38.0 million and $41.6 million as of December 31, 2024, and December 31, 2023, respectively, which primarily relates to performance obligations satisfied prior to payment for Systems Control that are recorded in Other current assets in the Consolidated Balance Sheets. Impairment losses recognized on our receivables and contract assets were immaterial in the twelve months ended December 31, 2024. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.

Unsatisfied Performance Obligations

The Company has elected the practical expedient to disclose only the value of unsatisfied performance obligations for contracts with an original expected length greater than one year. As of December 31, 2024, the Company had approximately $70 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts of the Aclara business (within the Utility Solutions segment) to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next 2 years.

HUBBELL INCORPORATED - Form 10-K	60

NOTE 4    Business Acquisitions and Dispositions

2023 Acquisitions

In the fourth quarter of 2023 the Company acquired Northern Star Holdings, Inc., (“Systems Control”) for approximately $1.1 billion, net of cash acquired, subject to customary purchase price adjustments. Systems Control is a manufacturer of substation control and relay panels, as well as turnkey substation control building solutions. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $573.9 million and goodwill of $517.9 million as a result of this acquisition. The goodwill is attributable primarily to expected synergies, expanded market opportunities, and other expected benefits that the Company believes will result from combining its operations with the operations of Systems Control. For tax purposes, $138.8 million of the Systems Control historical goodwill is deductible. The incremental goodwill created as a result of the acquisition is not deductible for tax purposes. The intangible assets of $573.9 million consist primarily of customer relationships, tradenames and backlog and will be amortized over a weighted average period of approximately 19 years.
In the fourth quarter of 2023, the Company acquired all of the issued and outstanding shares of Indústria Eletromecânica Balestro Ltda. (“Balestro”) for a cash purchase price of approximately $87 million, net of cash acquired, subject to customary purchase price adjustments. Balestro is a company headquartered in Mogi Mirim, São Paulo, Brazil and designs, manufactures, and delivers top quality products for the electrical utility industry in Brazil and other countries in Latin America, as well as other parts of the world. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $5.6 million and goodwill of $64.5 million as a result of this acquisition. The intangible assets of $5.6 million consist primarily of customer relationships, tradenames and backlog and will be amortized over a weighted average period of approximately 21 years. The goodwill is not expected to be deductible for tax purposes.

In the second quarter of 2023, the Company acquired all of the issued and outstanding membership interests of EI Electronics LLC (“EIG”) for a cash purchase price of approximately $60 million, net of cash acquired, subject to customary purchase price adjustments. EIG offers fully integrated energy management and power quality monitoring solutions for the electric utility and commercial & industrial markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $28.7 million and goodwill of $23.3 million as a result of this acquisition. The intangible assets of $28.7 million consist primarily of customer relationships, developed technology, a tradename and backlog and will be amortized over a weighted average period of approximately 14 years. All of the goodwill is expected to be deductible for tax purposes.
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
Allocation of Consideration Transferred to Net Assets Acquired
The following table presents the final determination of the fair value of identifiable assets acquired and liabilities assumed from the Company’s 2023 acquisitions. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations (in millions):

Accounts receivable	$71.5
Inventories	84.9
Other current assets	49.6
Property, plant and equipment	31.6
Other non-current assets	2.8
Intangible assets	608.2
Accounts payable	(17.5)
Other accrued liabilities	(85.1)
Deferred tax liabilities, net	(134.0)
Other non-current liabilities	(11.9)
Goodwill	605.7
Total Estimate of Consideration Transferred, Net of Cash Acquired	$1,205.8

HUBBELL INCORPORATED - Form 10-K	61

Cash used for the acquisition of businesses, net of cash acquired as reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2023 is $1,211.7 million and net working capital settlements relating to acquisitions completed in previous years resulted in $5.9 million of cash receipts for the year ended December 31, 2024. These amounts exclude approximately $7.2 million of deferred purchase price related to the Balestro acquisition.
The purchase price allocation to identifiable intangible assets acquired for all of the 2023 acquisitions is as follows (in millions, except useful life amounts):

	Estimated Fair Value	Weighted Average Estimated Useful Life
Patents, tradenames and trademarks	$45.1	20
Customer relationships	503.0	21
Developed technology	8.5	10
Backlog	51.6	3
Total	$608.2
Customer relationships and developed technology intangible assets acquired are amortized using an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the asset’s useful life.
Supplemental Pro-forma Data
The results of operations for the 2023 acquisitions have been included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisitions on their respective dates. Acquisitions contributed sales of approximately $41.4 million and operating income of approximately $0.0 million, before any transaction costs described below, for the period from the completion of the acquisitions through December 31, 2023.
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

	Twelve Months Ended December 31,		Per Diluted Share
	2023	2022	2023	2022
Transaction costs incurred in 2023(1)	$11.2	$(11.2)	$0.21	$(0.21)
Intangible amortization and inventory step up(2)	$(20.7)	$(46.6)	$(0.38)	$(0.86)
Interest expense(3)	$1.2	$(30.1)	$0.02	$(0.56)
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
The pro-forma results were calculated by combining the results of the Company with the stand-alone results of the acquisitions for the pre-acquisition periods, as described above:

	Twelve Months Ended December 31,
(in millions, except per share amounts)	2023	2022
Net sales	$5,762.1	$5,316.5
Net income attributable to Hubbell	$809.8	$454.4
Earnings Per Share:
Basic	$15.08	$8.43
Diluted	$14.97	$8.39
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

HUBBELL INCORPORATED - Form 10-K	62

Assets and Liabilities Held for Sale

In December 2023, the Company entered into a definitive agreement to sell its residential lighting business for a cash purchase price of $131 million, subject to customary adjustments. The Company concluded the business met the criteria for classification as held for sale in the fourth quarter of 2023. The residential lighting business is reported with the Electrical Solutions Segment. The transaction closed in the first quarter of 2024 and the Company recorded a pre-tax loss on the sale of $5.3 million, which is recorded within Total other expense in the Company’s Consolidated Statement of Income.
Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement (“TSA”), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Income from the TSA for the year ended December 31, 2024 was $7.2 million and was recorded in Other expense, net in the Consolidated Statement of Income.
The following table presents balance sheet information of the residential lighting business’ assets and liabilities held for sale:

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

2022 Acquisitions
In the third quarter of 2022, the Company acquired all of the issued and outstanding membership interests of PCX Holdings LLC (“PCX”) for a cash purchase price of approximately $112.8 million, net of cash acquired. PCX is a leading designer and manufacturer of factory built modular power solutions for applications in the data center market. This business is reported in the Electrical Solutions segment. We recognized intangible assets of $49.1 million and goodwill of $77.7 million as a result of this acquisition. The intangible assets of $49.1 million consist primarily of customer relationships, backlog and a tradename and will be amortized over a weighted average period of approximately 11 years. All of the goodwill is expected to be deductible for tax purposes.
In the third quarter of 2022, the Company also acquired all of the issued and outstanding membership interests of Ripley Tools, LLC and Nooks Hill Road, LLC (collectively, “Ripley Tools”) for a cash purchase price of approximately $50.1 million, net of cash acquired. Ripley Tools is a leading manufacturer of cable and fiber prep tools and test equipment that services both the utility and communications markets. This business is reported in the Utility Solutions segment. We have recognized intangible assets of $18.2 million and goodwill of $25.0 million as a result of this acquisition. The intangible assets of $18.2 million consist primarily of customer relationships and a tradename, and will be amortized over a weighted average period of approximately 16 years. Substantially all of the goodwill is expected to be deductible for tax purposes.

In the fourth quarter of 2022, the Company also acquired all of the issued and outstanding equity interests of REF Automation Limited and REF Alabama Inc. (collectively “REF”) for a cash purchase price of $14.1 million, net of cash acquired, subject to customary purchase price adjustments. REF designs and manufactures electrical power components utilizing high-volume precision machining, as well as custom fabricated structural products and assemblies for the OEM, industrial and renewables markets. This business is reported in the Electrical Solutions segments. We recognized goodwill of $12.0 million as a result of the acquisition. None of the goodwill associated with this acquisition is expected to be deductible for tax purposes.

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

Allocation of Consideration Transferred to Net Assets Acquired
The following table presents the determination of the fair value of identifiable assets acquired and liabilities assumed from the Company’s 2022 acquisitions. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective date of acquisition for all of the Company’s 2022 acquisitions (in millions):

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

HUBBELL INCORPORATED - Form 10-K	64

NOTE 5    Receivables and Allowances

Receivables consist of the following components at December 31, (in millions):

	2024	2023
Trade accounts receivable	$780.1	$805.5
Non-trade receivables	22.4	29.7
Accounts receivable, gross	802.5	835.2
Allowance for credit memos, returns and cash discounts	(35.2)	(38.2)
Allowance for doubtful accounts	(11.3)	(11.6)
Total allowances	(46.5)	(49.8)
ACCOUNTS RECEIVABLE, NET	$756.0	$785.4

NOTE 6    Inventories

Inventories are classified as follows at December 31, (in millions):

	2024	2023
Raw material	$394.4	$394.1
Work-in-process	215.7	189.2
Finished goods	398.6	412.1
Subtotal	1,008.7	995.4
Excess of FIFO over LIFO cost basis	(166.9)	(162.5)
INVENTORIES, NET	$841.8	$832.9

HUBBELL INCORPORATED - Form 10-K	65

NOTE 7    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill for the years ended December 31, 2024 and 2023, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2022	$1,275.9	$694.6	$1,970.5
Prior year acquisitions	1.2	2.1	3.3
Current year acquisitions	614.7	—	614.7
Reclassifications to held for sale	—	(63.2)	(63.2)
Foreign currency translation	5.7	2.4	8.1
BALANCE AT DECEMBER 31, 2023	$1,897.5	$635.9	$2,533.4
Prior year acquisitions	(9.0)	—	(9.0)
Foreign currency translation	(20.1)	(3.5)	(23.6)
BALANCE AT DECEMBER 31, 2024	$1,868.4	$632.4	$2,500.8

The Company has not recorded any goodwill impairments since the initial adoption of the related accounting guidance in 2002.

Identifiable intangible assets are recorded in Other intangible assets, net in the Consolidated Balance Sheet. Identifiable intangible assets are comprised of the following (in millions):

	December 31, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$232.4	$(95.2)	$233.7	$(84.8)
Customer relationships, developed technology and other	1,511.4	(602.0)	1,513.1	(500.1)
TOTAL DEFINITE-LIVED INTANGIBLES	1,743.8	(697.2)	1,746.8	(584.9)
Indefinite-lived:
Tradenames and other	33.4	—	34.1	—
TOTAL OTHER INTANGIBLE ASSETS	$1,777.2	$(697.2)	$1,780.9	$(584.9)

Amortization expense associated with these definite-lived intangible assets was $116.6 million, $73.5 million and $75.7 million in 2024, 2023 and 2022, respectively. Amortization expense associated with these intangible assets is expected to be $96.0 million in 2025, $89.9 million in 2026, $85.6 million in 2027, $82.4 million in 2028 and $78.2 million in 2029. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets’ useful life, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

66	HUBBELL INCORPORATED - Form 10-K

NOTE 8    Investments

At December 31, 2024 and December 31, 2023, the Company held investments classified as available-for-sale and investments classified as trading securities. Investments classified as available-for-sale consisted of municipal bonds with an amortized cost basis of $70.1 million as of December 31, 2024. Investments classified as trading securities were composed primarily of debt and equity mutual funds and are stated at fair market value based on current quotes.

The following table sets forth selected data with respect to the Company’s investments at December 31, (in millions):

	2024					2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities	$70.1	$0.1	$(0.6)	$69.6	$69.6	$65.3	$0.3	$(0.6)	$65.0	$65.0
Trading securities	13.5	14.6	—	28.1	28.1	11.6	11.8	—	23.4	23.4
TOTAL INVESTMENTS	$83.6	$14.7	$(0.6)	$97.7	$97.7	$76.9	$12.1	$(0.6)	$88.4	$88.4

Contractual maturities of our investments in available-for-sale securities at December 31, 2024 were as follows (in millions):

	Amortized Cost	Fair Value
Available-for-sale securities
Due within 1 year	$14.3	$14.3
After 1 year but within 5 years	48.0	47.8
After 5 years but within 10 years	—	—
Due after 10 years	7.8	7.5
TOTAL	$70.1	$69.6

The total unrealized gain/(loss) recognized in the year relating to available-for-sale securities, net of tax, was $(0.1) million and $0.6 million for the year ended December 31, 2024 and 2023, respectively. These net unrealized gains/(losses) are included in Accumulated other comprehensive loss, net of tax. Net unrealized gains relating to trading securities have been reflected in the results of operations. The Company uses the specific identification method when identifying the cost basis used to calculate the gain or loss on these securities. Gains and losses for both available-for-sale and trading securities were not material in 2024, 2023 and 2022.

At December 31, 2024 and December 31, 2023, the Company had $69.6 million and $65.0 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $70.1 million and $65.3 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the twelve months ended December 31, 2024. As of December 31, 2024 and December 31, 2023 the unrealized losses attributable to our available-for-sale debt securities was $0.6 million and $0.6 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $40.5 million at December 31, 2024 and $34.5 million at December 31, 2023.

NOTE 9    Property, Plant, and Equipment

Property, plant, and equipment, carried at cost, is summarized as follows at December 31, (in millions):

	2024	2023
Land	$34.8	$34.9
Buildings and improvements	269.6	249.8
Machinery, tools, and equipment	1,089.8	992.4
Construction-in-progress	135.7	131.6
Gross property, plant, and equipment	1,529.9	1,408.7
Less accumulated depreciation	(803.3)	(756.1)
PROPERTY, PLANT, AND EQUIPMENT, NET	$726.6	$652.6

Depreciable lives on buildings range between 20-45 years. Depreciable lives on machinery, tools, and equipment range between 3-15 years. The Company recorded depreciation expense of $81.3 million, $71.9 million and $63.4 million for 2024, 2023 and 2022, respectively.

HUBBELL INCORPORATED - Form 10-K	67

NOTE 10    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31, (in millions):

	2024	2023
Customer program incentives	$51.7	$57.4
Accrued income taxes	21.4	21.1
Contract liabilities - deferred revenue	134.6	111.5
Customer refund liability	20.1	18.1
Accrued warranties(1)	20.6	15.6
Current operating lease liabilities	34.2	30.6
Other	89.8	110.9
TOTAL	$372.4	$365.2
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

NOTE 11    Other Non-Current Liabilities

Other non-current liabilities consist of the following at December 31, (in millions):

	2024	2023
Pensions	$167.1	$135.0
Other post-employment benefits	12.9	14.4
Deferred tax liabilities	236.4	240.3
Accrued warranties long-term(1)	21.1	23.6
Non-current operating lease liabilities	117.3	118.8
Other	124.7	128.5
TOTAL	$679.5	$660.6
(1) Refer to Note 22 – Guarantees for additional information regarding warranties.

68	HUBBELL INCORPORATED - Form 10-K

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

In 2022, the Company recognized a settlement loss in continuing operations relating to retirees that elected to receive lump-sum distributions from the Company’s defined benefit pension plans of $7.0 million. This charge was the result of lump-sum payments which exceeded the threshold for settlement accounting under U.S. GAAP.

The Company’s U.S. defined benefit pension plans were approximately 90% of the $657.1 million total pension benefit obligations at December 31, 2024.

HUBBELL INCORPORATED - Form 10-K	69

The following table sets forth the reconciliation of beginning and ending balances of the benefit obligations and the plan assets for the Company’s defined benefit pension and other benefit plans at December 31, (in millions):

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$674.9	$670.8	$16.1	$15.9
Service cost	0.6	0.6	—	—
Interest cost	33.4	35.2	0.8	0.8
Plan participants’ contributions	—	—	—	—
Amendments	—	—	—	—
Actuarial loss/(gain)	5.4	18.1	(1.8)	0.3
Currency impact	(1.8)	3.2	—	—
Other	—	(0.1)	—	—
Benefits paid	(55.4)	(52.9)	(0.9)	(0.9)
Benefit obligation at end of year	$657.1	$674.9	$14.2	$16.1
Change in plan assets
Fair value of plan assets at beginning of year	$543.1	$515.4	$—	$—
Actual return on plan assets	5.2	50.8	—	—
Employer contributions	8.2	26.5	0.9	0.9
Plan participants’ contributions	—	—	—	—
Currency impact	(2.1)	3.3	—	—
Benefits paid	(55.4)	(52.9)	(0.9)	(0.9)
Fair value of plan assets at end of year	499.0	543.1	—	—
FUNDED STATUS	$(158.1)	$(131.8)	$(14.2)	$(16.1)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pensions (included in Other long-term assets)	$15.5	$10.0	$—	$—
Accrued benefit liability (short-term and long-term)	(173.6)	(141.8)	(14.2)	(16.1)
NET AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET	$(158.1)	$(131.8)	$(14.2)	$(16.1)
Amounts recognized in Accumulated other comprehensive loss (income) consist of:
Net actuarial loss (gain)	$251.6	$231.1	$(6.1)	$(4.7)
Prior service cost (credit)	5.6	6.0	—	—
NET AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS	$257.2	$237.1	$(6.1)	$(4.7)

The accumulated benefit obligation for all defined benefit pension plans was $657.1 million and $674.9 million at December 31, 2024 and 2023, respectively. Information with respect to plans with accumulated benefit obligations in excess of plan assets is as follows, (in millions):

	2024	2023
Projected benefit obligation	$468.8	$467.6
Accumulated benefit obligation	$468.8	$467.6
Fair value of plan assets	$295.2	$325.9

70	HUBBELL INCORPORATED - Form 10-K

The following table sets forth the components of pension and other benefit costs for the years ended December 31, (in millions):

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$0.6	$0.6	$0.9	$—	$—	$—
Interest cost	33.4	35.2	28.0	0.8	0.8	0.5
Expected return on plan assets	(30.8)	(28.1)	(30.8)	—	—	—
Amortization of prior service cost (credit)	0.4	0.4	0.4	—	—	—
Amortization of actuarial losses (gains)	9.9	10.4	10.8	(0.4)	(0.5)	(0.2)
Curtailment and settlement losses	—	—	8.8	—	—	—
Net periodic benefit cost	$13.5	$18.5	$18.1	$0.4	$0.3	$0.3
Changes recognized in other comprehensive loss (income), before tax:
Current year net actuarial loss (gain)	$31.0	$(4.6)	$2.6	$(1.8)	$0.3	$(2.2)
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.4)	—	—	—
Amortization of net actuarial (losses) gains	(9.9)	(10.4)	(10.8)	0.4	0.6	0.2
Currency impact	(0.5)	1.8	(2.0)	—	—	—
Settlement adjustment	—	—	(8.8)	—	—	—
Curtailment adjustments	—	—	—	—	—	—
Total recognized in other comprehensive loss	20.2	(13.6)	(19.4)	(1.4)	0.9	(2.0)
TOTAL RECOGNIZED IN NET PERIODIC PENSION COST AND OTHER COMPREHENSIVE LOSS	$33.7	$4.9	$(1.3)	$(1.0)	$1.2	$(1.7)

During 2022, the Company recognized $7.0 million of settlement losses in continuing operations and $1.8 million of settlement losses in discontinued operations. Those settlement losses are the result of lump-sum distributions from the Company’s defined benefit pension plans which exceeded the threshold for settlement accounting under U.S. GAAP for the year.

The Company also maintains four primary defined contribution pension plans. The total cost of the Company’s defined contribution plans was $36.7 million in 2024, $32.3 million in 2023 and $25.8 million in 2022, excluding the employer match for the 401(k) plan. This cost is not included in the above net periodic benefit cost for the defined benefit pension plans.

In 2022 the Company participated in one multi-employer defined benefit pension plan. The Company’s total contributions while participating in this plan was $0.2 million in 2022. As of December 31, 2024 the Company was not an active participant in any multi-employer pension plans.

HUBBELL INCORPORATED - Form 10-K	71

Assumptions

The following assumptions were used to determine the projected benefit obligations at the measurement date and the net periodic benefit cost for the year:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.58%	5.16%	5.46%	5.60%	5.20%	5.50%
Rate of compensation increase	0.08%	0.08%	0.08%	5.00%	5.00%	3.93%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.16%	5.46%	2.79%	5.20%	5.50%	2.90%
Expected return on plan assets	5.93%	5.68%	4.59%	N/A	N/A	N/A
Rate of compensation increase	0.08%	0.08%	0.08%	5.00%	3.93%	3.87%

At the end of each year, the Company determines the appropriate expected return on assets for each plan based upon its strategic asset allocation (see discussion below). In making this determination, the Company utilizes expected returns for each asset class based upon current market conditions and expected risk premiums for each asset class.

The Company also determines the discount rate to be used to calculate the present value of pension plan liabilities at the end of each year. The discount rate for the Company’s U.S. and Canadian pension plans is determined by matching the expected cash flows associated with its benefit obligations to the expected cash flows of a hypothetical portfolio of high quality, fixed income debt instruments with maturities that closely match the expected funding period of its pension liabilities. As of December 31, 2024, the Company used a discount rate of 5.60% for its U.S. pension plans compared to a discount rate of 5.20% used in 2023. For its Canadian pension plan, the Company used a discount rate of 4.58% as of December 31, 2024 compared to a 4.61% discount rate used in 2023.

For its UK pension plan the discount rate was derived using a full yield curve and uses plan specific cash flows. The derived discount rate is the single discount rate equivalent to discounting these liability cash flows at the term-dependent spot rate of AA corporate bonds. This methodology resulted in a December 31, 2024 discount rate for the UK pension plan of 5.60% as compared to a discount rate of 4.80% used in 2023.

In 2024, 2023 and 2022 we used the Pri-2012 mortality table and the MP-2021 projection scale from 2012 to calculate the present value of our pension plan liabilities. In 2024, the Pri-2012 mortality table was adjusted to reflect plan specific geospatial characteristics as appropriate. The plan specific adjusted Pri-2012 mortality table with generational projection from 2012 using Scale MP-2021 was chosen as the best estimate based on the observed and anticipated experience of the plans after considering alternative tables.

The rate of compensation increase assumption reflects the Company’s actual experience and best estimate of future increases.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	Other Benefits
	2024	2023	2022
Assumed health care cost trend rates at December 31,
Health care cost trend assumed for next year	6.8%	6.8%	7.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2031	2031	2031

72	HUBBELL INCORPORATED - Form 10-K

Plan Assets

The Company’s combined targeted 2025 weighted average asset allocation for domestic and foreign pension plans and the actual weighted average asset allocation for domestic and foreign pension plans at December 31, 2024 and 2023 by asset category are as follows:

	Percentage of Plan Assets
	Target	Actual
Asset Category	2025	2024	2023
Equity securities	21%	21%	23%
Debt securities & Cash	79%	79%	77%
Alternative Investments	—%	—%	—%
TOTAL	100%	100%	100%

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

To achieve this result, the Company conducts a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific policy benchmark percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then tactically managed within these ranges. Derivative investments include futures contracts used by the plan to adjust the level of its investments within an asset allocation category. The actual and target percentages reported in the preceding table reflect the economic exposure to each asset category, including the impact of derivative positions. All futures contracts are 100% supported by cash or cash equivalent investments. At no time may derivatives be utilized to leverage the asset portfolio. At December 31, 2024 and 2023, there were no holdings of Company stock in pension plan assets.

The Company’s other post-employment benefits are unfunded; therefore, no asset information is reported.

HUBBELL INCORPORATED - Form 10-K	73

The fair value of the Company’s pension plan assets at December 31, 2024 and 2023, by asset category are as follows (in millions):

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3.0	$1.1	$1.9	$—	$—
Equity securities:
Equity Mutual Funds	14.7	14.7	—	—	—
Common Pooled Equity Funds (a)	87.6	—	87.6	—	—
Fixed Income Securities:
U.S. Treasuries	41.3	—	41.3	—	—
State and Local Municipal Bonds	7.6	—	7.6	—	—
Sovereign Debt	8.7	—	8.7	—	—
Corporate Bonds (b)	131.1	—	131.1	—	—
Fixed Income Mutual Funds	15.7	15.7	—	—	—
Common Pooled Fixed Income Funds (c)	186.8	—	186.8	—	—
Alternative Investment Funds	0.5	—	—	—	0.5
Common Pooled Funds (d)	2.0	0.4	1.6	—	—
BALANCE AT DECEMBER 31, 2024	$499.0	$31.9	$466.6	$—	$0.5

		Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Market for Similar Asset	Significant Unobservable Inputs	Investments Priced Using Net Asset Value
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$18.0	$12.1	$5.9	$—	$—
Equity securities:
Equity Mutual Funds	22.9	22.9	—	—	—
Common Pooled Equity Funds (a)	98.5	—	98.5	—	—
Fixed Income Securities:
U.S. Treasuries	42.4	—	42.4	—	—
State and Local Municipal Bonds	7.6	—	7.6	—	—
Sovereign Debt	6.7	—	6.7	—	—
Corporate Bonds (b)	120.3	—	120.3	—	—
Fixed Income Mutual Funds	47.0	47.0	—	—	—
Common Pooled Fixed Income Funds (c)	176.7	—	176.7	—	—
Alternative Investment Funds	0.8	—	—	—	0.8
Common Pooled Funds (d)	2.2	0.4	1.8	—	—
BALANCE AT DECEMBER 31, 2023	$543.1	$82.4	$459.9	$—	$0.8
(a)Investments in Common Pooled Equity Funds, including funds and fund products investing in various equity securities.
(b)Includes primarily investment grade bonds from diverse industries
(c)Investments in Common Pooled Fixed Income Funds, including funds and fund products investing in various fixed income investments
(d)Investments in Common Pooled Funds, consisting of equities and fixed income securities

74	HUBBELL INCORPORATED - Form 10-K

Contributions

The Company contributed $10.0 million and $2.5 million to its U.S. and foreign qualified plans, respectively, in 2022 and the Company contributed $20.0 million to its U.S. qualified plans in 2023. The Company contributed $1.3 million to its foreign qualified plans in 2024 and made a $20.0 million contribution to its U.S. qualified plans in January of 2025.

Estimated Future Benefit Payments

The following domestic and foreign benefit payments, which reflect future service, as appropriate, are expected to be paid as follows (in millions):

	Pension Benefits	Other Benefits
2025	$56.1	$1.4
2026	$55.6	$1.3
2027	$55.1	$1.3
2028	$54.4	$1.2
2029	$53.5	$1.2
2030-2034	$252.4	$5.1

NOTE 13    Debt

The following table sets forth the Company’s long-term debt at December 31, (in millions):

	Maturity	2024	2023
Senior notes at 3.35%	2026	$399.2	$398.6
Senior notes at 3.15%	2027	298.6	298.0
Senior notes at 3.50%	2028	447.7	447.0
Senior notes at 2.300%	2031	297.2	296.7
Term loan, net of current portion of $0 million and $15 million, respectively	2026	—	582.9
TOTAL LONG-TERM DEBT(a)		$1,442.7	$2,023.2
(a) Long-term debt is presented net of debt issuance costs and unamortized discounts.

In December 2023, the Company entered into a new Term Loan Agreement (the “Term Loan Agreement”) with a syndicate of lenders under which the Company borrowed $600 million on an unsecured basis to partially finance the Systems Control acquisition, which was completed on December 12, 2023. Borrowings under the Term Loan Agreement bore interest generally at either the adjusted term SOFR rate plus an applicable margin (determined by a ratings based grid) or the alternative base rate. The principal amount of borrowings under the Term Loan Agreement amortized in equal quarterly installments of 2.5% in year one, 2.5% in year two, and 5% in year three, and the remaining borrowings under the Term Loan Agreement were due and payable in full at maturity in December 2026. The Company had the option to make principal payments in excess of the amortization schedule at its discretion; as such, during the fourth quarter of 2024, the Company repaid the remainder of the Term Loan and no balance was outstanding at December 31, 2024.

The Company, as borrower, and its subsidiaries Hubbell Power Holdings S.à r.l. and Harvey Hubbell Holdings S.à r.l., each as a subsidiary borrower (collectively, the “Subsidiary Borrowers”), are parties to a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provides a $750 million committed revolving credit facility (the “2021 Credit Facility”), which matures on March 12, 2026. Commitments under the 2021 Credit Facility may be increased to an aggregate amount not to exceed $1.25 billion. The 2021 Credit Facility includes a $50 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credit to the Subsidiary Borrowers under the 2021 Credit Facility may not exceed $75 million.

The interest rate applicable to borrowings under the 2021 Credit Facility is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the adjusted SOFR rate plus an applicable margin (determined by a ratings based grid).

The 2021 Credit Facility contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of December 31, 2024. As of December 31, 2024 and December 31, 2023, the 2021 Credit Facility was undrawn.

HUBBELL INCORPORATED - Form 10-K	75

In connection with entry into the 2021 Credit Facility, the Company terminated all commitments under the existing credit facility dated as of January 31, 2018.

On March 12, 2021, the Company completed a public offering of $300 million aggregate principal amount of its 2.300% Senior Notes due 2031 (the “2031 Notes”). The net proceeds from the offering were approximately $295.5 million after deducting the underwriting discount and estimated offering expenses payable by the Company. The 2031 Notes bear interest at a rate of 2.300% per annum from March 12, 2021. Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2031 Notes will mature on March 15, 2031. The 2031 Notes are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company’s failure to meet certain non-financial covenants) under the indenture governing the notes or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2024.

In February 2018, the Company completed a public offering of $450 million of senior, unsecured, notes maturing in February 2028 and bearing interest at a fixed rate of 3.50% (the “2028 Notes”). Net proceeds from the issuance of the 2028 Notes were $442.6 million after deducting the discount on such notes and offering expenses paid by the Company. The 2028 Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of a default under the indenture governing the 2028 Notes, as modified by the supplemental indenture creating such notes, or upon a change in control triggering event as defined in such indenture.

In August 2017, the Company completed a public debt offering of $300 million of long-term unsecured, unsubordinated notes maturing in August 2027 and bearing interest at a fixed rate of 3.15% (the “2027 Notes”). Net proceeds from the issuance were $294.6 million after deducting the discount on the notes and offering expenses paid by the Company.

In March 2016, the Company completed a public debt offering of $400 million of long-term unsecured, unsubordinated notes maturing in March 2026 and bearing interest at a fixed rate of 3.35% (the “2026 Notes”). Net proceeds from the issuance were $393.4 million after deducting the discount on the notes and offering expenses paid by the Company.

The 2026 Notes, 2027 Notes, 2028 Notes and 2031 Notes, are all fixed rate indebtedness, are callable at any time with a make whole premium and are only subject to accelerated payment prior to maturity in the event of a default (including as a result of the Company’s failure to meet certain non-financial covenants) under the indenture governing the notes, as modified by the supplemental indentures creating such notes, or upon a change in control triggering event as defined in such indenture. The Company was in compliance with all non-financial covenants as of December 31, 2024.

At December 31, 2024 and 2023, the Company had $125.4 million and $117.4 million, respectively, of short-term debt and current portion of long-term debt outstanding composed of:

◦$123 million of commercial paper borrowings outstanding at December 31, 2024, and $100 million of commercial paper borrowings outstanding at December 31, 2023, which was used to fund the Systems Control acquisition.

◦$15.0 million of long-term debt classified as short-term within current liabilities in the Consolidated Balance Sheets, reflecting maturities within the next 12 months relating to borrowing under the Term Loan Agreement at December 31, 2023.

◦$2.4 million of short-term debt outstanding at December 31, 2024 and December 31, 2023, respectively, which consisted of borrowings to support our international operations and amounts outstanding under our commercial card program.

76	HUBBELL INCORPORATED - Form 10-K

Other information related to short-term debt at December 31, is summarized below:

	2024	2023
Weighted average interest rate on short-term debt:
At year end	4.49%	5.66%

The Company also maintains other lines of credit that are primarily used to support the issuance of letters of credit. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. At December 31, 2024 and 2023 these lines totaled $55.3 million and $55.9 million, respectively, of which $41.1 million and $23.4 million was utilized to support letters of credit and the remaining amount was unused. The annual commitment fees associated with these lines of credit are not material.

Interest and fees paid related to total indebtedness was $83.6 million, $49.9 million and $47.5 million in 2024, 2023 and 2022, respectively.

NOTE 14    Income Taxes

The following table sets forth selected data with respect to the Company’s income tax provisions of continuing operations for the years ended December 31, (in millions):

	2024	2023	2022
Income before income taxes:
United States	$849.8	$848.0	$528.9
International	155.5	135.3	128.1
TOTAL INCOME BEFORE INCOME TAXES	$1,005.3	$983.3	$657.0
Provision for income taxes — current:
Federal	$150.2	$165.6	$120.3
State	33.0	35.6	24.2
International	36.9	32.3	23.5
Total provision — current	$220.1	$233.5	$168.0
Provision for income taxes — deferred:
Federal	$12.4	$(8.5)	$(26.2)
State	(3.6)	(8.0)	(3.9)
International	(7.1)	0.3	2.3
Total provision — deferred	$1.7	$(16.2)	$(27.8)
TOTAL PROVISION FOR INCOME TAXES	$221.8	$217.3	$140.2

HUBBELL INCORPORATED - Form 10-K	77

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The components of the deferred tax assets/(liabilities) of continuing operations at December 31, were as follows (in millions):

	2024	2023
Deferred tax assets:
Inventories	$8.5	$12.0
Lease liabilities	38.2	42.5
Income tax credits	23.9	26.1
Accrued liabilities	38.0	42.5
Pension	33.0	32.2
Post retirement and post employment benefits	3.4	3.9
Stock-based compensation	8.0	7.4
Loss carryforwards	10.4	12.7
Capitalized research expenditures	56.2	40.0
Miscellaneous other	23.3	25.0
Gross deferred tax assets	242.9	244.3
Valuation allowance	(34.1)	(37.4)
Total deferred tax assets, net of valuation allowance	208.8	206.9
Deferred tax liabilities:
Liability on undistributed foreign earnings	(5.3)	(9.4)
Goodwill and intangibles	(335.1)	(329.0)
Right-of-use assets	(36.8)	(41.8)
Property, plant, and equipment	(60.5)	(59.8)
Total deferred tax liabilities	(437.7)	(440.0)
TOTAL NET DEFERRED TAX LIABILITY	$(228.9)	$(233.1)
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Non-current tax assets (included in Other long-term assets)	$7.5	$7.2
Non-current tax liabilities (included in Other Non-Current Liabilities)	(236.4)	(240.3)
TOTAL NET DEFERRED TAX LIABILITY	$(228.9)	$(233.1)

As of December 31, 2024, the Company had a total of $23.9 million of U.S. federal, state (net of federal benefit) and foreign tax credit carryforwards, available to offset future income taxes. As of December 31, 2024, $1.9 million of the tax credits may be carried forward indefinitely while the remaining $22.0 million will begin to expire at various times in 2025 through 2053. As of December 31, 2024, the Company had recorded tax benefits totaling $10.4 million for U.S. federal, state and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2024, $4.4 million of NOLs may be carried forward indefinitely while the remaining $6.0 million will begin to expire at various times in 2025 through 2054. The tax benefit related to a portion of these NOLs has been adjusted to reflect an “ownership change” pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of pre-acquisition operating losses. The Company has recorded a net valuation allowance of $34.1 million on certain deferred tax assets including a portion of foreign and state tax credit carryforwards, capital loss carryforwards and NOLs that the Company anticipates will expire prior to utilization.

During 2024, the Company repatriated certain of its foreign earnings. As of December 31, 2024, the Company also anticipates repatriating certain of its foreign earnings in the future. The accompanying financial statements reflect the income tax expense associated with actual and anticipated remittances related to certain of our outside basis differences. The Company has not provided for the income tax effects of distributing the remaining approximately $333 million of undistributed foreign earnings as those amounts are either permanently reinvested or intended to be reinvested in our international operations. It is not practicable to estimate the tax cost associated with a remittance of such earnings.

Cash payments of income taxes were $225.3 million, $215.0 million and $168.0 million in 2024, 2023, and 2022, respectively.

78	HUBBELL INCORPORATED - Form 10-K

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The IRS and other tax authorities routinely audit the Company’s tax returns. These audits can involve complex issues which may require an extended period of time to resolve. In January 2023 the Company completed its 2018 U.S. federal tax examination with no material adjustments. The Company is currently not under a U.S. tax audit. The Company is under audit in the UK for the tax year 2021. With few exceptions, the Company is no longer subject to state, local, or income tax examinations by tax authorities for years prior to 2020.

The following tax years, by major jurisdiction, are still subject to examination by taxing authorities:

Jurisdiction	Open Years
United States	2021-2024
UK	2021-2024
Puerto Rico	2020-2024
Canada	2020-2024

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Unrecognized tax benefits at beginning of year	$47.0	$42.1	$41.2
Additions based on tax positions relating to the current year	10.0	10.4	12.1
Reductions based on expiration of statute of limitations	(7.2)	(7.6)	(4.8)
Additions/(Subtractions) to tax positions relating to previous years	(0.4)	2.8	(6.2)
Settlements	(1.2)	(0.7)	(0.2)
TOTAL UNRECOGNIZED TAX BENEFITS	$48.2	$47.0	$42.1

Included in the balance at December 31, 2024 are approximately $42.3 million of tax positions which, if in the future are determined to be recognizable, would affect the annual effective income tax rate. Additionally, there are $0.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the applicable taxing authority to an earlier period. It is reasonably possible that in the next twelve months, because of changes in facts and circumstances, the unrecognized tax benefits may increase or decrease.

The Company estimates a possible decrease of approximately $3 million to $6 million within the next twelve months due to the expiration of the statute of limitations and audit resolutions.

The Company’s policy is to record interest and penalties associated with the underpayment of income taxes within Provision for income taxes in the Consolidated Statement of Income. The Company recognized expense (benefit), before federal tax impact, related to interest and penalties of $0.7 million in 2024, $1.2 million in 2023 and $(1.0) million in 2022. The Company had $8.6 million and $7.9 million accrued for the payment of interest and penalties as of December 31, 2024 and December 31, 2023, respectively.

The consolidated effective income tax rate varied from the United States federal statutory income tax rate of continuing operations for the years ended December 31, as follows:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.2	2.4
Foreign income taxes	(0.2)	0.4	(0.2)
Federal R&D Credit	(0.7)	(0.7)	(0.8)
Other, net	(0.3)	(0.8)	(1.1)
CONSOLIDATED EFFECTIVE INCOME TAX RATE	22.1%	22.1%	21.3%

HUBBELL INCORPORATED - Form 10-K	79

NOTE 15    Financial Instruments and Fair Value Measurement

Financial Instruments

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to significant concentrations of credit risk consist of trade receivables, cash equivalents and investments. The Company grants credit terms in the normal course of business to its customers. Due to the diversity of its product lines, the Company has an extensive customer base including electrical distributors and wholesalers, electric utilities, equipment manufacturers, electrical contractors, telecommunication companies and retail and hardware outlets. We are not dependent on a single customer, however, the Company’s top ten customers account for approximately 41% of its Net sales. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. Bad debt write-offs have historically been minimal. The Company places its cash and cash equivalents with financial institutions and limits the amount of exposure in any one institution.

At December 31, 2024 our accounts receivable balance was $756.0 million, net of allowances of $11.3 million. The allowance for doubtful accounts has not materially changed since December 31, 2023.

Fair Value: The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, short-term investments, receivables, bank borrowings, accounts payable and accruals approximate their fair values given the immediate or short-term nature of these items. See also Note 8 — Investments.

Fair value measurements

At December 31, 2024 and 2023 the Company had $100.8 million and $88.4 million respectively, of investments carried on the balance sheet at fair value. Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. Refer to Note 8 — Investments for more information about these investments.

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

The following tables show, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2024 and 2023 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$63.2	$—	$—	$63.2
Time Deposits (d)	—	3.1	—	3.1
Available for sale investments	—	69.6	—	69.6
Trading securities	28.1	—	—	28.1
Deferred compensation plan liabilities	(28.1)	—	—	(28.1)
Derivatives:
Forward exchange contracts-Assets (b)	—	1.4	—	1.4
BALANCE AT DECEMBER 31, 2024	$63.2	$74.1	$—	$137.3

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Money market funds (a)	$105.1	$—	$—	$105.1
Available-for-sale investments	—	65.0	—	65.0
Trading securities	23.4	—	—	23.4
Deferred compensation plan liabilities	(23.4)	—	—	(23.4)
Derivatives:
Forward exchange contracts-(Liabilities) (c)	—	(0.5)	—	(0.5)
BALANCE AT DECEMBER 31, 2023	$105.1	$64.5	$—	$169.6
(a)Money market funds are included in Cash and cash equivalents in the Consolidated Balance Sheet.
(b)Forward exchange contracts-Assets are reflected in Other current assets in the Consolidated Balance Sheet.
(c)Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheet.
(d)Time deposits are reflected in current and long term investments depending on their maturity date in the Consolidated Balance Sheet.

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

Deferred compensation plan

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. During 2024 and 2023, the Company purchased $4.9 million and $3.7 million, respectively, of trading securities related to these deferred compensation plans. As a result of participant distributions, the Company sold $3.0 million and $2.2 million of these trading securities in 2024 and 2023 respectively. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long-term Debt

The total carrying value of long-term debt as of December 31, 2024 was $1,442.7 million, net of unamortized discount and debt issuance costs. As of December 31, 2023 the carrying value of long-term debt was $2,038.2 million, including the $15.0 million current portion of the Term Loan, net of unamortized discount and debt issuance costs. The estimated fair value of the long-term debt as of December 31, 2024 and December 31, 2023 was $1,367.3 million and $1,951.6 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

The Company is subject to environmental laws and regulations which may require that it investigate and remediate the effects of potential contamination associated with past and present operations as well as those acquired through business combinations. Environmental liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The Company continues to monitor these environmental matters and revalues its liabilities as necessary. Total environmental liabilities were $6.6 million and $6.7 million as of December 31, 2024 and 2023, respectively.

The Company accounts for conditional asset retirement and environmental obligations in accordance with the applicable accounting guidance. The accounting guidance defines “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Asset retirement obligations were not material as of December 31, 2024 and 2023.

82	HUBBELL INCORPORATED - Form 10-K

NOTE 17    Capital Stock

Activity in the Company’s common shares outstanding is set forth below for the three years ended December 31, 2024 (in thousands):

Common Stock
OUTSTANDING AT DECEMBER 31, 2021	54,518
Exercise of stock appreciation rights	62
Director compensation arrangements, net	6
Restricted/performance shares activity, net of forfeitures	86
Acquisition/surrender of shares	(983)
OUTSTANDING AT DECEMBER 31, 2022	53,689
Exercise of stock appreciation rights	77
Director compensation arrangements, net	4
Restricted/performance shares activity, net of forfeitures	127
Acquisition/surrender of shares	(167)
OUTSTANDING AT DECEMBER 31, 2023	53,730
Exercise of stock appreciation rights	72
Director compensation arrangements, net	4
Restricted/performance shares activity, net of forfeitures	105
Acquisition/surrender of shares	(151)
OUTSTANDING AT DECEMBER 31, 2024	53,760

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

Shares of the Company’s common stock were reserved at December 31, 2024 as follows (in thousands):

Common Stock
Future grant of stock-based compensation	1,162
Shares reserved under other equity compensation plans	122
TOTAL	1,284

HUBBELL INCORPORATED - Form 10-K	83

NOTE 18    Stock-Based Compensation

As of December 31, 2024, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Award Plan. Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. In 2024, the Company’s grant of stock-based awards included restricted stock, SARs and performance shares.

Stock-based compensation expense recognized by the Company was $30.6 million in 2024, $26.5 million in 2023 and $24.5 million in 2022. The total income tax benefit recognized was $4.2 million in 2024, $4.0 million in 2023, and $3.9 million in 2022. The net tax windfall recorded as a result of exercise or vesting (depending on the type of award) was $7.5 million, $6.4 million, and $3.2 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $21.8 million, pretax, of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be primarily recognized through 2027.

Stock-based compensation expense is recorded in S&A expense as well as Cost of goods sold. Of the total 2024 expense, $28.8 million was recorded to S&A expense and $1.8 million was recorded to Cost of goods sold. In 2023 and 2022, $24.9 million and $23.2 million, respectively, was recorded to S&A expense and $1.6 million and $1.3 million, respectively, was recorded to Cost of goods sold. Stock-based compensation costs capitalized to inventory was $0.6 million in 2024, $0.7 million in 2023 and $0.4 million in 2022.

Each of the compensation arrangements is discussed below.

Restricted Stock

The Company issues various types of restricted stock, of which the restricted stock awards are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities when computing earnings per share. Restricted stock unit award holders are not entitled to dividend equivalents or voting rights until settlement. Restricted stock grants are not transferable and are subject to forfeiture in the event of the recipient’s termination of employment prior to vesting.

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

Restricted Stock Awards Issued to Non-employee Directors

In 2024, 2023 and 2022, each non-employee director received a restricted stock award. These awards are made on the date of the annual meeting of shareholders and vest at the following year’s annual meeting of shareholders, or upon certain other events. The award is subject to forfeiture if the director’s service terminates prior to the date of the next regularly scheduled annual meeting of shareholders. During 2024, 2023 and 2022, the Company issued awards of 3,629 shares, 4,655 shares, and 5,952 shares, respectively, to non-employee directors.

84	HUBBELL INCORPORATED - Form 10-K

Restricted Stock Awards Issued to Employees and Non-employee Directors

Activity related to both employee and non-employee restricted stock awards for the year ended December 31, 2024 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value/Share
RESTRICTED STOCK AT DECEMBER 31, 2023	169	$181.29
Shares granted	44	356.94
Shares vested	(54)	191.53
Shares forfeited	(8)	289.84
RESTRICTED STOCK AT DECEMBER 31, 2024	151	$221.92

The weighted average fair value per share of restricted stock awards granted in 2024, 2023 and 2022 was $356.94, $249.36 and $187.07, respectively. The total fair value of restricted stock awards vested in 2024, 2023 and 2022 was $10.4 million, $9.7 million and $8.4 million, respectively.

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

In 2024, the Company granted 1,854 restricted stock units with a weighted average fair value per share of $341.99.

Stock Appreciation Rights

SARs grant the holder the right to receive, once vested, the value in shares of the Company’s common stock equal to the positive difference between the grant price, as determined using the mean of the high and low trading prices of the Company’s common stock on the measurement date, and the fair market value of the Company’s common stock on the date of exercise. This amount is payable in shares of the Company’s common stock. SARs vest and become exercisable in three equal installments during the first three years following the grant date and expire ten years from the grant date.

Activity related to SARs for the year ended December 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
OUTSTANDING AT DECEMBER 31, 2023	627	$165.84
Granted	64	352.78
Exercised	(198)	144.31
Forfeited	(4)	263.24
Canceled	—	204.27
OUTSTANDING AT DECEMBER 31, 2024	489	$198.12	6.5 years	$107,916
EXERCISABLE AT DECEMBER 31, 2024	323	$160.16	5.6 years	$83,664

The aggregated intrinsic value of SARs exercised during 2024, 2023 and 2022 was $46.2 million, $36.6 million and $21.0 million, respectively.

The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during the years 2024, 2023 and 2022:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
2024	1.5%	25.7%	4.0%	4.8 years	$88.17
2023	1.8%	28.0%	3.7%	4.9 years	$62.79
2022	2.1%	27.4%	1.9%	4.9 years	$39.68

HUBBELL INCORPORATED - Form 10-K	85

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

Performance Shares - Market Condition

In February 2024, 2023, and 2022, the Company granted performance share awards with an aggregate target payout of 8,736, 11,481 and 14,076 shares, respectively, that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company’s total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three-year performance period. Performance at target will result in vesting and issuance of the number of performance shares subject to the award, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares subject to the award. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for these grants was determined based upon a lattice model. The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2024, 2023 and 2022:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2024	$352.55	1.4%	30.6%	4.1%	2.9 years	$483.99
February 2023	$241.17	1.9%	39.4%	4.1%	2.9 years	$279.47
February 2022	$185.87	2.3%	39.7%	1.6%	2.9 years	$221.94

Expected volatilities are based on historical volatilities of the Company’s and members of the peer group’s stock over the expected term of the award. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2024, 2023, and 2022, the Company granted performance share awards with a target payout of 17,770, 23,316 and 28,628 shares, respectively, that will vest subject to an internal Company-based performance condition and service requirement.

Fifty percent of these performance shares subject to the award will vest based on the Company’s compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares subject to the award will vest based on achieved operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0%-200% of the target number of shares subject to the award.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company’s common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and including an assessment of the performance achieved to date. The weighted average fair value per share was $341.19, $230.64 and $174.48 for the awards granted in 2024, 2023, and 2022, respectively.

Grant Date	Fair Value	Performance Period	Payout Range
February 2024	$341.19	Jan 2024 - Dec 2026	0-200%
February 2023	$230.64	Jan 2023 - Dec 2025	0-200%
February 2022	$174.48	Jan 2022 - Dec 2024	0-200%

86	HUBBELL INCORPORATED - Form 10-K

NOTE 19    Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities. Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

The following table sets forth the computation of earnings per share for the three years ended December 31 (in millions, except per share amounts):

	2024	2023	2022
Numerator:
Net income from continuing operations attributable to Hubbell Incorporated	$777.8	$759.8	$511.3
Less: Earnings allocated to participating securities	(1.5)	(1.8)	(1.3)
Net income from continuing operations available to common shareholders	$776.3	$758.0	$510.0

Net income from discontinued operations attributable to Hubbell Incorporated	$—	$—	$34.6
Less: Earnings allocated to participating securities	—	—	(0.1)
Net income from discontinued operations available to common shareholders	$—	$—	$34.5

Net income attributable to Hubbell Incorporated	$777.8	$759.8	$545.9
Less: Earnings allocated to participating securities	(1.5)	(1.8)	(1.4)
Net income available to common shareholders	$776.3	$758.0	$544.5

Denominator:
Average number of common shares outstanding	53.7	53.6	53.7
Potential dilutive shares	0.3	0.4	0.4
Average number of diluted shares outstanding	54.0	54.0	54.1

Basic earnings per share:
Basic earnings per share from continuing operations	$14.46	$14.14	$9.49
Basic earnings per share from discontinued operations	—	—	0.64
Basic earnings per share	$14.46	$14.14	$10.13

Diluted earnings per share:
Diluted earnings per share from continuing operations	$14.37	$14.05	$9.43
Diluted earnings per share from discontinued operations	—	—	0.64
Diluted earnings per share	$14.37	$14.05	$10.07

The Company did not have any material anti-dilutive securities in 2024, 2023 or 2022.

HUBBELL INCORPORATED - Form 10-K	87

NOTE 20    Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three years ended December 31, 2024 is provided below (in millions):

(Debit) credit	Cash Flow Hedge (Loss) Gain	Unrealized Gain (Loss) on Available-for-Sale Securities	Pension and Post Retirement Benefit Plan Adjustment	Cumulative Translation Adjustment	Total
BALANCE AT DECEMBER 31, 2021	$0.4	$0.6	$(202.8)	$(129.0)	$(330.8)
Other comprehensive income (loss) before reclassifications	1.2	(1.4)	(0.6)	(27.9)	(28.7)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	14.8	0.5	14.3
Current period other comprehensive income (loss)	0.2	(1.4)	14.2	(27.4)	(14.4)
BALANCE AT DECEMBER 31, 2022	$0.6	$(0.8)	$(188.6)	$(156.4)	$(345.2)
Other comprehensive income (loss) before reclassifications	(0.3)	0.6	2.5	22.9	25.7
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	7.7	—	7.1
Current period other comprehensive income (loss)	(0.9)	0.6	10.2	22.9	32.8
BALANCE AT DECEMBER 31, 2023	$(0.3)	$(0.2)	$(178.4)	$(133.5)	$(312.4)
Other comprehensive income (loss) before reclassifications	1.8	(0.1)	(22.5)	(60.3)	(81.1)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	7.5	—	7.0
Current period other comprehensive income (loss)	1.3	(0.1)	(15.0)	(60.3)	(74.1)
BALANCE AT DECEMBER 31, 2024	$1.0	$(0.3)	$(193.4)	$(193.8)	$(386.5)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the two years ended December 31 is provided below (in millions):

Details about Accumulated Other Comprehensive Loss Components	2024		2023		Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$0.6		$0.9		Cost of goods sold
	0.6		0.9		Total before tax
	(0.1)		(0.3)		Tax (expense) benefit
	$0.5		$0.6		Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service credits	$(0.4)	(a)	$(0.4)	(a)
Actuarial gains/(losses)	(9.5)	(a)	(9.8)	(a)
	(9.9)		(10.2)		Total before tax
	2.4		2.5		Tax benefit (expense)
	$(7.5)		$(7.7)		(Loss) gain net of tax

Gains (losses) reclassified into earnings	$(7.0)		$(7.1)		(Loss) gain net of tax
(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 — Retirement Benefits for additional details).

88	HUBBELL INCORPORATED - Form 10-K

NOTE 21    Industry Segments and Geographic Area Information

Nature of Operations

The Company is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end-market applications. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, China, Mexico, the UK, Brazil, Australia, Spain, Ireland and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile and countries in the Middle East. Each of the above references to manufacturing locations, joint venture participation, and office locations relate to the three year period ending December 31, 2024.

The Company’s reporting segments consist of the Utility Solutions segment and the Electrical Solutions segment, as described below. This segment structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments, in compliance with ASC 280, Segment Reporting. The Company’s CODM is the Chairman of the Board, President and Chief Executive Officer.

The Company’s method for measuring profitability on a reportable segment basis and used by the CODM to assess performance and allocate resources is operating income. This measure is used to monitor performance compared to prior period, forecasted results, and the annual plan.

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

Hubbell Electrical Solutions is positioned Behind the Meter, providing key components to building operators and industrial customers that enable them to manage their energy and operate critical infrastructure more efficiently and effectively. The Electrical Solutions segment comprises businesses that sell stock and custom products including standard and special application wiring device products, rough-in electrical products, connector and grounding products, as well as other electrical equipment.

Products of the Electrical Solutions segment have applications in the light industrial, non-residential, wireless communications, transportation, data center, and heavy industrial markets. Electrical Solutions segment products are typically used in and around industrial, commercial and institutional facilities by electrical contractors, maintenance personnel, electricians, utilities, and telecommunications companies. In addition, certain of our businesses design and manufacture industrial controls and communication systems used in the non-residential and industrial markets. Many of these products are designed such that they can also be used in harsh and hazardous locations where a potential for fire and explosion exists due to the presence of flammable gasses and vapors. Harsh and hazardous products are primarily used in the oil and gas (onshore and offshore) and mining industries. We also offer a variety of wiring devices and electrical products that have residential and utility applications.

These products are sold under various brands and/or trademarks and are primarily sold through electrical and industrial distributors, home centers, retail and hardware outlets, and residential product oriented internet sites. Special application products are primarily sold through wholesale distributors to contractors, industrial customers and original equipment manufacturers (“OEMs”).

Financial Information

Financial information by industry segment, product class and geographic area for each of the three years ended December 31, 2024, 2023 and 2022 is summarized below (in millions). When reading the data the following items should be noted:

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

HUBBELL INCORPORATED - Form 10-K	89

INDUSTRY SEGMENT DATA

	2024	2023	2022
Net Sales:
Utility Solutions	$3,600.7	$3,261.7	$2,871.1
Electrical Solutions	2,027.8	2,111.2	2,076.8
TOTAL NET SALES	$5,628.5	$5,372.9	$4,947.9
Cost of Goods Sold:
Utility Solutions	$2,420.4	$2,121.6	$2,061.6
Electrical Solutions	1,304.0	1,363.2	1,414.7
Total Cost of Goods Sold	$3,724.4	$3,484.8	$3,476.3
Gross Profit:
Utility Solutions	$1,180.3	$1,140.1	$809.5
Electrical Solutions	723.8	748.0	662.1
Total Gross Profit	$1,904.1	$1,888.1	$1,471.6
Selling and Administrative Expenses:
Utility Solutions	$450.5	$433.5	$371.3
Electrical Solutions	362.0	416.1	391.2
Total Selling and Administrative Expenses	$812.5	$849.6	$762.5
Operating Income:
Utility Solutions	$729.8	$706.6	$438.2
Electrical Solutions	361.8	331.9	270.9
Total Operating Income	$1,091.6	$1,038.5	$709.1
Loss on disposition of business (Note 4)	(5.3)	—	—
Pension charge (Note 12)	—	—	(7.0)
Interest expense, net	(73.8)	(36.7)	(49.6)
Other (expense) income, net	(7.2)	(18.5)	4.5
INCOME BEFORE INCOME TAXES	$1,005.3	$983.3	$657.0

	2024	2023	2022
Assets:
Utility Solutions	$4,478.2	$4,601.1	$3,011.9
Electrical Solutions	1,865.6	1,923.1	1,972.9
General Corporate	335.3	389.8	417.8
TOTAL ASSETS	$6,679.1	$6,914.0	$5,402.6
Capital Expenditures:
Utility Solutions	$100.3	$97.3	$86.9
Electrical Solutions	75.0	64.8	39.5
General Corporate	5.1	3.6	2.9
TOTAL CAPITAL EXPENDITURES	$180.4	$165.7	$129.3
Depreciation and Amortization:
Utility Solutions	$164.5	$103.4	$99.2
Electrical Solutions	47.6	46.3	49.3
TOTAL DEPRECIATION AND AMORTIZATION	$212.1	$149.7	$148.5

90	HUBBELL INCORPORATED - Form 10-K

GEOGRAPHIC AREA DATA

	2024	2023	2022
Net Sales:
United States	$5,159.3	$4,922.4	$4,536.4
International	469.2	450.5	411.5
TOTAL NET SALES	$5,628.5	$5,372.9	$4,947.9
Operating Income:
United States	$1,007.0	$937.0	$598.5
International	84.6	101.5	110.6
TOTAL OPERATING INCOME	$1,091.6	$1,038.5	$709.1
Long-lived Assets:
United States	$4,128.9	$4,250.7	$2,983.5
International	457.3	488.8	392.3
TOTAL LONG-LIVED ASSETS	$4,586.2	$4,739.5	$3,375.8

On a geographic basis, the Company defines “international” as operations based outside of the United States and its possessions. As a percentage of total Net sales, shipments from foreign operations directly to third parties were 8% in 2024, 8% in 2023 and 8% in 2022, with Canadian, the UK, and Brazilian operations representing approximately 28%, 26%, and 20% respectively, of 2024 total international Net sales.

Long-lived assets, excluding deferred tax assets, of international subsidiaries were 10% of the consolidated total in 2024, 10% in 2023 and 12% in 2022, with the UK, Brazil, and Spain operations representing approximately 20%, 17%, and 13%, respectively, of the international total in 2024. Export sales from United States operations were $396.0 million in 2024, $345.6 million in 2023 and $253.0 million in 2022.

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

As of December 31, 2024, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties for the two years ended December 31 are set forth below (in millions):

BALANCE AT DECEMBER 31, 2022	$46.2
Provision	6.1
Expenditures/other	(13.1)
BALANCE AT DECEMBER 31, 2023	$39.2
Provision	12.8
Expenditures/other	(10.3)
BALANCE AT DECEMBER 31, 2024(a)	$41.7
(a) Refer to Note 10 – Other Accrued Liabilities and Note 11 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.

HUBBELL INCORPORATED - Form 10-K	91

NOTE 23    Restructuring Costs

During 2024, we incurred costs for restructuring actions initiated in 2024 as well as costs relating to restructuring actions initiated in the prior year. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as, workforce reductions and the sale or exit of business units we determine to be non-strategic. Restructuring costs are primarily severance and employee benefits, asset impairments, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our segments and the location of the costs in the Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022 are as follows (in millions):

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total	Utility Solutions	Electrical Solutions	Total
Restructuring costs
Cost of goods sold	$3.2	$6.1	$9.3	$2.7	$1.7	$4.4	$4.5	$5.4	$9.9
S&A expense	1.3	2.2	3.5	0.2	0.8	1.0	(0.5)	0.9	0.4
Total restructuring costs	$4.5	$8.3	$12.8	$2.9	$2.5	$5.4	$4.0	$6.3	$10.3

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/24	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 12/31/24
2024 Restructuring Actions
Severance	$—	$10.1	$(6.9)	$3.2
Asset write-downs	—	—	—	—
Facility closure and other costs	—	0.8	(0.7)	0.1
Total 2024 Restructuring Actions	$—	$10.9	$(7.6)	$3.3
2023 and Prior Restructuring Actions
Severance	$3.9	$1.1	$(3.7)	$1.3
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.8	(0.9)	—
Total 2023 and Prior Restructuring Actions	$4.0	$1.9	$(4.6)	$1.3
Total Restructuring Actions	$4.0	$12.8	$(12.2)	$4.6

The actual and expected pre-tax costs for our restructuring actions are as follows (in millions):

	Expected Costs	Costs incurred in 2022	Costs incurred in 2023	Costs incurred in 2024	Remaining costs at 12/31/24
2024 Restructuring Actions
Utility Solutions	$4.1	$—	$—	$4.1	$—
Electrical Solutions	8.4	—	—	6.8	1.6
Total 2024 Restructuring Actions	$12.5	$—	$—	$10.9	$1.6
2023 Restructuring Actions
Utility Solutions	$1.0	$—	$—	$0.4	$0.6
Electrical Solutions	3.5	—	1.2	1.5	0.8
Total 2023 Restructuring Actions	$4.5	$—	$1.2	$1.9	$1.4
2022 and Prior Restructuring Actions
Utility Solutions	$6.9	$4.0	$2.9	$—	$—
Electrical Solutions	7.6	6.3	1.3	—	—
Total 2022 and Prior Restructuring Actions	$14.5	$10.3	$4.2	$—	$—
Total Restructuring Actions	$31.5	$10.3	$5.4	$12.8	$3.0

92	HUBBELL INCORPORATED - Form 10-K

NOTE 24 Leases

Our operating leases primarily consist of office space, certain manufacturing facilities, and vehicles. Our finance leases are not material. The term of our operating leases is generally 10 years or less, in some cases, with options to extend the term for up to 5 years, or options to terminate after one year without penalty. In general, our vehicle lease payments contain a monthly base rent payment. Certain other lease agreements contain variable payments related to a consumer price index or similar metric. Any change in payment amounts as a result of a change in a rate or index are considered variable lease payments and recognized as profit or loss when incurred.

Rent expense for operating leases in the Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were $41.9 million, $37.7 million, and $35.7 million, respectively. Cash paid for operating leases for the year ended December 31, 2024, December 31, 2023, and December 31, 2022 were $41.6 million, $34.8 million, and $36.3 million reported as cash outflows from operating activities in the Consolidated Statements of Cash Flows. Right-of-use (“ROU”) assets obtained in exchange for lease obligations for the year ended December 31, 2024 and December 31, 2023 were $37.5 million and $79.8 million, respectively, which includes $1.4 million related to acquisitions in 2023.

Amounts recognized for operating leases in the Consolidated Balance Sheets is as follows (in millions):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$146.2	$147.1
TOTAL ASSETS	$146.2	$147.1

Other accrued liabilities	$34.2	$30.6
Other non-current liabilities	117.3	118.8
TOTAL LIABILITIES	$151.5	$149.4

The weighted average remaining lease term as of December 31, 2024 and December 31, 2023 for operating leases were 4.7 and 4.8 years, respectively. The weighted average discount rate used to measure the ROU asset and lease liability for operating leases was 3.8% as of December 31, 2024 and 3.8% as of December 31, 2023.

Future maturities of our operating lease liabilities as of December 31, 2024 are as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	$39.9	35.3	29.6	25.3	16.7	24.0	170.8	(19.3)	$151.5
Future maturities of our operating lease liabilities as of December 31, 2023 are as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total Payments	Imputed Interest	Total
Operating Leases	$36.2	32.9	27.1	23.8	20.5	27.0	167.5	(18.1)	$149.4

HUBBELL INCORPORATED - Form 10-K	93

NOTE 25 Subsequent Events

In February 2025, the Company acquired Ventev for approximately $72 million. Ventev designs and manufactures network infrastructure products, including radio enclosures, power products, cables, and antennas. The Ventev business will be added to the Electrical Solutions segment.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. Management’s annual report on internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024 are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

HUBBELL INCORPORATED - Form 10-K	95

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance

Certain of the information required by this item regarding executive officers is included under the subheading “Information about our Executive Officers” at the end of Part I of this Form 10-K and the remaining required information is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2025 annual meeting of shareholders.

ITEM 11    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2025 annual meeting of shareholders.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the Company’s common stock that may be issued under the Company’s equity compensation plans (in thousands, except per share amounts):

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(a)	672	(c)(d)	$198.12	(e)	1,162	(c)
Equity Compensation Plans Not Approved by Shareholders(b)	55	(c)(f)	—		122	(c)
TOTAL	727		$198.12		1,284
(a)The Company’s 2005 Incentive Award Plan as amended and restated.
(b)The Company’s Deferred Compensation Plan for Directors as amended and restated. The plan provides directors the opportunity to defer the payment of earned compensation that is later payable in the form of Common Stock. For a more detailed description of the material features of the plan, the information is incorporated by reference to the subheading “Deferred Compensation Plan” of the definitive proxy statement for the Company’s 2025 annual meeting of shareholders.
(c)Hubbell Common Stock.
(d)Includes approximately 183,000 performance share awards assuming a maximum payout target. The maximum payout target may not be achieved for all of these awards.
(e)Weighted average exercise price excludes performance share awards included in column A.
(f)Represents amount of shares currently deferred under this plan. These shares are not included in the total weighted average exercise price included in column B.

The remaining information required by this item is incorporated by reference to the subheading “Stock Ownership Information” of the definitive proxy statement for the Company’s 2025 annual meeting of shareholders.

HUBBELL INCORPORATED - Form 10-K	96

ITEM 13    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2025 annual meeting of shareholders.

ITEM 14    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with the Company’s 2025 annual meeting of shareholders.

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
		S-4	333-90754	4a	6/18/2002
4.2	Second Supplemental Indenture, dated as of November 17, 2010, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee, including the form of 3.625% Senior Notes due 2022	8-K	001-02958	4.2	11/17/2010
4.3	Third Supplemental Indenture, dated as of March 1, 2016, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee	8-K	001-02958	4.2	3/1/2016
4.4	Form of 3.350% Senior Notes due 2026	8-K	001-02958	4.3	3/1/2016
4.5	Fourth Supplemental Indenture, dated as of August 3, 2017, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	8/3/2017
4.6	Form of 3.150% Senior Notes due 2027	8-K	001-02958	4.3	8/3/2017
4.7	Fifth Supplemental Indenture, dated as of February 2, 2018, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	2/2/2018
4.8	Form of 3.500% Senior Notes due 2028	8-K	001-02958	4.3	2/2/2018

HUBBELL INCORPORATED - Form 10-K	98

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.9	Sixth Supplemental Indenture, dated as of March 12, 2021, between Hubbell Incorporated and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank))), as trustee.	8-K	001-02958	4.2	3/12/2021
4.10	Form of 2.300% Senior Notes due 2031.	8-K	001-02958	4.2	3/12/2021
4.11	Description of Registered Securities	10-K	001-02958	4.11	2/08/2024	*
10.1†	Hubbell Incorporated Retirement Plan for Directors, as amended and restated effective January 1, 2005	10-Q	001-02958	10i	10/26/2007
10.2†	Hubbell Incorporated Deferred Compensation Plan for Directors, as amended and restated effective December 23, 2015	POS AM	333-206898	4.4	12/24/2015
10.3†	Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.5	2/18/2016
10.3(a)†	Amendment 1, dated December 4, 2019, to Hubbell Incorporated Executive Deferred Compensation Plan, as amended and restated effective January 1, 2016	10-K	001-02958	10.4(a)	2/14/2020
10.4†	Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-Q	001-02958	10w	10/26/2007
10.4(a)†	Amendment, dated December 28, 2010, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10w(1)	2/16/2011
10.4(b)†	Second Amendment, dated January 17, 2017, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(b)	2/16/2017
10.4(c)†	Third Amendment, dated December 4, 2019, to Hubbell Incorporated Amended and Restated Top Hat Restoration Plan, as amended and restated effective January 1, 2005	10-K	001-02958	10.5(c)	2/14/2020
10.5†	Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10z	3/20/2002
10.5(a)†	First Amendment, dated December 4, 2019, to Hubbell Incorporated Incentive Compensation Plan, adopted effective January 1, 2002	10-K	001-02958	10.6(a)	2/14/2020
10.6†	Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated effective December 4, 2019	10-K	001-02958	10.7	2/14/2020
10.7†	Form of Restricted Stock Award Agreement for Directors under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated	10-K	001-02958	10.7	2/8/2024	*
10.8†	Form of Performance Share Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.9†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (cliff)					*
10.10†	Form of Restricted Stock Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated (incremental)					*
10.11†	Form of Stock Appreciation Rights Award Agreement under the Hubbell Incorporated 2005 Incentive Award Plan, as amended and restated					*
10.12†	Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.16	2/18/2016
10.12(a)†	First Amendment, dated January 17, 2017 and effective as of January 1, 2017, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.14(a)	2/16/2017
10.12(b)†	Second Amendment, dated December 4, 2019, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015	10-K	001-02958	10.12(b)	2/14/2020
10.12(c)†	Third Amendment, dated February 10, 2021, to Hubbell Incorporated Defined Contribution Restoration Plan, as amended and restated effective December 8, 2015.	10-Q	001-02958	10.2	4/28/2021
10.13†	Hubbell Incorporated Policy for Providing Severance Payments to Senior Employees, as amended and restated effective December 4, 2019.	10-K	001-02958	10.14	2/14/2020

HUBBELL INCORPORATED - Form 10-K	99

		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.14†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Gerben W. Bakker	8-K	001-02958	10.1	12/30/2022
10.15†	Change in Control Severance Agreement, dated as of July 1, 2023, between Hubbell Incorporated and Gregory A. Gumbs	10-K	001-02958	10.19	2/8/2024	*
10.16†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and Katherine A. Lane	8-K	001-02958	10.3	12/30/2022
10.17†	Change in Control Severance Agreement, dated as of July 1, 2023, between Hubbell Incorporated and Mark E. Mikes	10-K	001-02958	10.21	2/8/2024	*
10.18†	Amended and Restated Change in Control Severance Agreement, dated as of December 29, 2022, between Hubbell Incorporated and William R. Sperry	8-K	001-02958	10.4	12/30/2022
10.19	Credit Agreement dated as of January 31, 2018, among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., Harvey Hubbell Holdings S.à r.l., the Lenders party hereto, the Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	99.2	1/31/2018
10.20	First Amendment, dated as of January 10, 2018, by and among Hubbell Incorporated, Hubbell Power Holdings S.à r.l., and Harvey Hubbell Holdings S.à r.l, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-02958	10.1	1/11/2018
19.1	Insider Trading Policy					*
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Compensation Recovery Policy, effective December 1, 2023	10-K	001-02958	97.1	2/8/2024	8-K
101
The following materials from Hubbell Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.
						*
104	The cover page of this Annual Report on Form 10-K for the year end December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
††	Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the U.S. Securities and Exchange Commission; provided, that Hubbell may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
*	Filed herewith.
**	Furnished herewith.

HUBBELL INCORPORATED - Form 10-K	100

ITEM 16 FORM 10-K SUMMARY

None.

HUBBELL INCORPORATED - Form 10-K	101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBBELL INCORPORATED
By	/s/ JONATHAN M. DEL NERO	By	/s/ WILLIAM R. SPERRY
	Jonathan M. Del Nero		William R. Sperry
	Vice President, Controller		Executive Vice President,
Chief Financial Officer
Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.(1)

		Title	Date
By	/s/ G. W. BAKKER G. W. Bakker	Chairman of the Board, President and Chief Executive Officer	2/13/2025
By	/s/ W. R. SPERRY W. R. Sperry	Executive Vice President, Chief Financial Officer	2/13/2025
By	/s/ J. M. DEL NERO J. M. Del Nero	Vice President, Controller (Principal Accounting Officer)	2/13/2025
By	/s/ C. M. CARDOSO C. M. Cardoso	Director	2/13/2025
By	/s/ D. L. DIAL D. L. Dial	Director	2/13/2025
By	/s/ A. J. GUZZI A. J. Guzzi	Director	2/13/2025
By	/s/ R. A. HERNANDEZ R. A. Hernandez	Director	2/13/2025
By	/s/ N. J. KEATING N. J. Keating	Director	2/13/2025
By	/s/ B. C. LIND B. C. Lind	Director	2/13/2025
By	/s/ J. F. MALLOY J. F. Malloy	Director	2/13/2025
By	/s/ J. M. POLLINO J. M. Pollino	Director	2/13/2025
By	/s/ G. J. ROCHOW G. J. Rochow	Director	2/13/2025

(1)As of February 13, 2025.

HUBBELL INCORPORATED - Form 10-K	102

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2022, 2023 and 2024

Reserves deducted in the balance sheet from the assets to which they apply (in millions):

	Balance at Beginning of Year	Additions / (Reversals) Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowances for doubtful accounts receivable:
Year 2022	$10.6	$7.2	$(3.5)	$14.3
Year 2023	$14.3	$(0.2)	$(2.5)	$11.6
Year 2024	$11.6	$1.3	$(1.6)	$11.3
Allowance for credit memos, returns and cash discounts:
Year 2022	$34.7	$365.1	$(355.7)	$44.1
Year 2023	$44.1	$365.5	$(371.4)	$38.2
Year 2024	$38.2	$356.7	$(359.7)	$35.2
Valuation allowance on deferred tax assets:
Year 2022	$32.6	$(0.4)	$—	$32.2
Year 2023	$32.2	$5.2	$—	$37.4
Year 2024	$37.4	$(0.6)	$(2.7)	$34.1

HUBBELL INCORPORATED - Form 10-K	103