Form 10-Q
period 2025-03-31
HUBBELL INC
filed 2025-05-02
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of April 28, 2025 was 53,372,595.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net sales	$1,365.2	$1,399.1
Cost of goods sold	914.0	951.4
Gross profit	451.2	447.7
Selling & administrative expenses	212.2	219.2
Operating income	239.0	228.5
Interest expense, net	(13.8)	(21.1)
Loss on disposition of business	—	(5.3)
Other expense, net	(5.3)	(0.7)
Total other expense	(19.1)	(27.1)
Income before income taxes	219.9	201.4
Provision for income taxes	48.9	52.3
Net income	171.0	149.1
Less: Net income attributable to noncontrolling interest	(1.3)	(1.3)
Net income attributable to Hubbell Incorporated	$169.7	$147.8

Earnings per share:
Basic earnings per share	$3.16	$2.75
Diluted earnings per share	$3.15	$2.73
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$171.0	$149.1
Other comprehensive income (loss):
Foreign currency translation adjustments	17.3	(11.9)
Defined benefit pension and post-retirement plans, net of taxes of $(0.7) and $(0.6)	2.4	2.5
Unrealized gain (loss) on investments, net of taxes of $(0.1) and $0.1	0.2	(0.3)
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.1 and $(0.1)	(0.4)	0.4
Other comprehensive income (loss)	19.5	(9.3)
Comprehensive income	190.5	139.8
Less: Comprehensive income attributable to noncontrolling interest	1.3	1.3
Comprehensive income attributable to Hubbell Incorporated	$189.2	$138.5
See notes to unaudited Condensed Consolidated Financial Statements.

See notes to unaudited Condensed Consolidated Financial Statements.s to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial
HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$346.9	$329.1
Short-term investments	13.4	15.9
Accounts receivable (net of allowances of $12.1 and $11.3)	902.0	756.0
Inventories, net	848.7	841.8
Other current assets	150.8	146.5
Total Current Assets	2,261.8	2,089.3
Property, Plant, and Equipment, net	734.4	726.6
Other Assets
Investments	86.9	84.9
Goodwill	2,548.8	2,500.8
Other intangible assets, net	1,090.8	1,080.0
Other long-term assets	199.4	197.5
TOTAL ASSETS	$6,922.1	$6,679.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$816.1	$125.4
Accounts payable	545.8	541.7
Accrued salaries, wages and employee benefits	71.2	145.7
Accrued insurance	83.9	89.0
Other accrued liabilities	421.3	372.4
Total Current Liabilities	1,938.3	1,274.2
Long-Term Debt	1,044.0	1,442.7
Other Non-Current Liabilities	667.6	679.5
TOTAL LIABILITIES	3,649.9	3,396.4
Commitments and contingencies (Note 15)
Hubbell Incorporated Shareholders’ Equity	3,261.4	3,268.3
Noncontrolling interest	10.8	14.4
TOTAL EQUITY	3,272.2	3,282.7
TOTAL LIABILITIES AND EQUITY	$6,922.1	$6,679.1
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net income	$171.0	$149.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.7	59.9
Deferred income taxes	0.6	19.1
Stock-based compensation	14.4	12.8
Loss on disposition of business	—	5.3
Loss on sale of assets	0.2	0.2
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(142.7)	(84.8)
Increase in inventories, net	(0.7)	(22.7)
(Decrease) increase in accounts payable	(1.1)	38.8
Decrease in current liabilities	(20.6)	(92.9)
Changes in other assets and liabilities, net	(11.1)	9.2
Contribution to qualified defined benefit pension plans	(20.0)	—
Other, net	0.7	(1.8)
Net cash provided by operating activities	37.4	92.2
Cash Flows from Investing Activities
Capital expenditures	(26.0)	(40.3)
Acquisitions, net of cash acquired	(73.3)	—
Proceeds from disposal of business, net of cash	—	122.9
Purchases of available-for-sale investments	(3.9)	—
Proceeds from available-for-sale investments	3.9	5.4
Other, net	—	0.6
Net cash (used in) provided by investing activities	(99.3)	88.6
Cash Flows from Financing Activities
Payment of long-term debt	—	(125.0)
Borrowing of short-term debt, net	291.3	98.4
Payment of dividends	(70.7)	(65.5)
Acquisition of common shares	(125.0)	(10.0)
Other, net	(20.6)	(23.2)
Net cash provided by (used in) financing activities	75.0	(125.3)
Effect of exchange rate changes on cash and cash equivalents	4.1	(3.5)
Increase in cash and cash equivalents	17.2	52.0
Cash and cash equivalents, beginning of year	329.1	336.1
Restricted cash, included in other assets, beginning of year	2.5	3.2
Less: Restricted cash, included in Other Assets	1.9	3.1
Cash and cash equivalents, end of period	$346.9	$388.2
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2024.

Supplier Finance Program Obligations

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheets, of which $100.4 million and $101.9 million was outstanding at March 31, 2025 and December 31, 2024, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheets, of which, $1.7 million and $2.4 million was outstanding at March 31, 2025 and December 31, 2024, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting-Improvements to Reportable Segment Disclosures”, which adds a requirement for public entities to disclose its significant segment expense categories and amounts for each reportable segment for all periods presented. This information is required to be disclosed at both interim and annual periods. In addition, this ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. Public entities are also required to disclose how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segments. The ASU was effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company has incorporated the required interim disclosures in Note 4, Segment Information.

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

Back to Contents

NOTE 2 Business Acquisitions and Dispositions

2025 Acquisitions

In the first quarter of 2025, the Company acquired all of the issued and outstanding equity of Alliance USAcqCo2, Inc., a Delaware Corporation, (“Ventev”) for approximately $73 million, net of cash acquired, subject to customary purchase price adjustments. Ventev is a leading manufacturer and provider of a complete ecosystem of solutions to power, protect, and connect wireless networks. The Ventev business has been added to the Electrical Solutions segment.

This business acquisition has been accounted for as a business combination and has resulted in the recognition of goodwill. The goodwill relates to a number of factors implied in the purchase price, including the future earnings and cash flow potential of the business as well as the complementary strategic fit and resulting synergies that such business acquisition brings to the Company’s existing operations. The goodwill related to the Ventev acquisition is not deductible for tax purposes.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's acquisition of Ventev. The final determination of the fair value of certain assets and liabilities will be completed within the applicable one year measurement period as required by FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations and financial position. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for the Company's 2025 acquisition of Ventev (in millions):

Tangible assets acquired	$10.1
Intangible assets	34.4
Goodwill	39.6
Deferred tax liabilities, net	(8.5)
Other liabilities assumed	(2.3)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$73.3

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement (“TSA”), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Income from the TSA for the three months ended March 31, 2025 and March 31, 2024 was $0.8 million and $2.0 million, respectively, and was recorded in Other expense, net in the Condensed Consolidated Statement of Income.

HUBBELL INCORPORATED-Form 10-Q    9

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

The following table presents disaggregated revenue by business group. In July 2024, we internally reorganized certain businesses within our Electrical Solutions segment. The re-organization streamlines the organization and aligns the organization to better serve our customers. This change had no impact to our reportable segments. In conjunction with this change, prior period amounts have been reclassified to conform to the current organizational structure. In addition, the residential lighting business, included in the Retail and Builder section below, was sold in the first quarter of 2024.

	Three Months Ended March 31,
in millions	2025	2024
Net sales
Grid Infrastructure	$617.7	$612.8
Grid Automation	239.4	281.2
Total Utility Solutions	$857.1	$894.0
Electrical Products	$235.1	$229.7
Industrial	273.0	254.2
Retail and Builder	—	21.2
Total Electrical Solutions	$508.1	$505.1
TOTAL	$1,365.2	$1,399.1

HUBBELL INCORPORATED-Form 10-Q    10

Back to Contents
The following table presents disaggregated third-party Net sales by geographic location ( the Company defines “international” as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
in millions	2025	2024
Net sales
United States	$818.1	$853.2
International	39.0	40.8
Total Utility Solutions	$857.1	$894.0
United States	$442.8	$434.2
International	65.3	70.9
Total Electrical Solutions	$508.1	$505.1
TOTAL	$1,365.2	$1,399.1

Contract Balances

Our contract liabilities consist of advance customer payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $183.0 million as of March 31, 2025 compared to $148.0 million as of December 31, 2024. The $35.0 million increase in our contract liabilities balance was primarily due to a $68.2 million net increase in current year deferrals primarily due to timing of advance payments on certain orders, partially offset by the recognition of $33.2 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2025. The ending balance of contract assets as of March 31, 2025 and December 31, 2024, was $46.6 million and $38.0 million, respectively, with the increase being driven by revenue recognized in excess of billings. Impairment losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2025.

Unsatisfied Performance Obligations

As of March 31, 2025, the Company had approximately $50 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts within the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
NOTE 4 Segment Information

The Company's results are reported in the following two business segments, Utility Solutions and Electrical Solutions. These segments reflect how the Company's businesses are managed, the type of products sold and the end markets served.

For further information regarding the Company's segment operations, see Note 21 Industry Segments and Geographic Area Information within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The chief operating decision maker is the Chairman of the Board, President and Chief Executive Officer (CODM). The Company's method for measuring profitability on a reportable segment basis and used by the CODM to assess performance and allocate resources is operating income. This measure is used to monitor performance compared to prior period, forecasted results, and the annual plan.

The following tables set forth financial information by reporting segment (in millions). When reading the data, the following items should be noted:
•Segment Net sales comprise sales to unaffiliated customers - inter-segment and inter-area sales are not significant and are eliminated in consolidation.
•Segment operating income consists of Net sales less operating expenses, including total corporate expenses, which are generally allocated to each segment on the basis of the segment's percentage of consolidated Net sales. Interest expense and investment income and other expense, net have not been allocated to segments as these items are centrally managed by the Company.
•General corporate assets not allocated to segments are principally cash, prepaid pensions, investments and deferred taxes. These assets have not been allocated as they are centrally managed by the Company.

	Three Months Ended March 31,
	2025	2024
Net Sales:
Utility Solutions	$857.1	$894.0
Electrical Solutions	508.1	505.1
TOTAL NET SALES	$1,365.2	$1,399.1
Cost of Goods Sold:
Utility Solutions	$576.2	$617.9
Electrical Solutions	337.8	333.5
Total Cost of Goods Sold	$914.0	$951.4
Gross Profit:
Utility Solutions	$280.9	$276.1
Electrical Solutions	170.3	171.6
Total Gross Profit	$451.2	$447.7
Selling and Administrative Expenses:
Utility Solutions	$120.9	$118.6
Electrical Solutions	91.3	100.6
Total Selling and Administrative Expenses	$212.2	$219.2
Operating Income:
Utility Solutions	$160.0	$157.5
Electrical Solutions	79.0	71.0
Total Operating Income	$239.0	$228.5
Loss on disposition of business	—	(5.3)
Interest expense, net	(13.8)	(21.1)
Other (expense) income, net	(5.3)	(0.7)
INCOME BEFORE INCOME TAXES	$219.9	$201.4
Operating Income as a % of Net Sales
Utility Solutions	18.7%	17.6%
Electrical Solutions	15.5%	14.1%
Total Operating Income as a % of Net Sales	17.5%	16.3%

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents

	Three Months Ended March 31,
	2025	2024
Capital Expenditures:
Utility Solutions	$11.3	$26.4
Electrical Solutions	14.7	13.9
TOTAL CAPITAL EXPENDITURES	$26.0	$40.3
Depreciation and Amortization:
Utility Solutions	$33.8	$48.4
Electrical Solutions	12.9	11.5
TOTAL DEPRECIATION AND AMORTIZATION	$46.7	$59.9

	March 31, 2025	December 31, 2024
Assets:
Utility Solutions	$4,548.1	$4,478.2
Electrical Solutions	1,990.0	1,865.6
General Corporate	384.0	335.3
TOTAL ASSETS	$6,922.1	$6,679.1

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents
NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Raw material	$396.4	$394.4
Work-in-process	224.3	215.7
Finished goods	394.8	398.6
Subtotal	1,015.5	1,008.7
Excess of FIFO over LIFO cost basis	(166.8)	(166.9)
TOTAL	$848.7	$841.8
HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents
NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2025, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2024	$1,868.4	$632.4	$2,500.8
Current year acquisitions(1)	—	39.6	39.6
Foreign currency translation	7.1	1.3	8.4
BALANCE AT MARCH 31, 2025	$1,875.5	$673.3	$2,548.8
 (1) Refer to Note 2 - Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	March 31, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$235.5	$(98.1)	$232.4	$(95.2)
Customer relationships, developed technology and other	1,545.0	(625.0)	1,511.4	(602.0)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,780.5	$(723.1)	$1,743.8	$(697.2)
Indefinite-lived:
Tradenames and other	33.4	—	33.4	—
TOTAL OTHER INTANGIBLE ASSETS	$1,813.9	$(723.1)	$1,777.2	$(697.2)

Amortization expense associated with definite-lived intangible assets was $24.5 million and $28.5 million during the three months ended March 31, 2025 and 2024, respectively. Future amortization expense associated with these intangible assets is estimated to be $73.9 million for the remainder of 2025, $92.6 million in 2026, $88.2 million in 2027, $84.9 million in 2028, $80.6 million in 2029, and $74.4 million in 2030. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful lives, or using a straight line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents
NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	March 31, 2025	December 31, 2024
Customer program incentives	$29.4	$51.7
Accrued income taxes	57.7	21.4
Contract liabilities - deferred revenue	169.7	134.6
Customer refund liability	19.8	20.1
Accrued warranties short-term(1)	21.2	20.6
Current operating lease liabilities	33.4	34.2
Other	90.1	89.8
TOTAL	$421.3	$372.4
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	March 31, 2025	December 31, 2024
Pensions	$146.6	$167.1
Other post-retirement benefits	12.8	12.9
Deferred tax liabilities	247.3	236.4
Accrued warranties long-term(1)	20.4	21.1
Non-current operating lease liabilities	117.0	117.3
Other	123.5	124.7
TOTAL	$667.6	$679.5
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents
NOTE 9 Total Equity

A summary of changes in total equity for the three months ended March 31, 2025 and the three months ended March 31, 2024 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2024	$0.6	$2.6	$3,651.6	$(386.5)	$3,268.3	$14.4
Net income	—	—	169.7	—	169.7	1.3
Other comprehensive (loss) income	—	—	—	19.5	19.5	—
Stock-based compensation	—	14.4	—	—	14.4	—
Acquisition/surrender of common shares(1)	—	(15.5)	(122.7)	—	(138.2)	—
Cash dividends declared ($1.32 per share)	—	—	(70.8)	—	(70.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(4.9)
Directors deferred compensation	—	(1.5)	—	—	(1.5)	—
BALANCE AT MARCH 31, 2025	$0.6	$—	$3,627.8	$(367.0)	$3,261.4	$10.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2023	$0.6	$6.1	$3,182.7	$(312.4)	$2,877.0	$12.3
Net income	—	—	147.8	—	147.8	1.3
Other comprehensive (loss) income	—	—	—	(9.3)	(9.3)	—
Stock-based compensation	—	12.8	—	—	12.8	—
Acquisition/surrender of common shares(1)	—	(17.6)	(14.6)	—	(32.2)	—
Cash dividends declared ($1.22 per share)	—	—	(65.7)	—	(65.7)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.9)
Directors deferred compensation	—	—	—	—	—	—
BALANCE AT MARCH 31, 2024	$0.6	$1.3	$3,250.2	$(321.7)	$2,930.4	$12.7
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $122.7 million and $14.6 million in the first three months of 2025 and 2024, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2025 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2024	$1.0	$(0.3)	$(193.4)	$(193.8)	$(386.5)
Other comprehensive income (loss) before reclassifications	—	0.2	—	17.3	17.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	2.4	—	2.0
Current period other comprehensive income (loss)	(0.4)	0.2	2.4	17.3	19.5
BALANCE AT MARCH 31, 2025	$0.6	$(0.1)	$(191.0)	$(176.5)	$(367.0)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 is provided below (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	Net sales
	0.5	0.1	Cost of goods sold
	—	—	Other expense, net
	0.5	0.1	Total before tax
	(0.1)	—	Tax benefit (expense)
	$0.4	$0.1	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)
Actuarial gains (losses) (a)	(3.0)	(3.0)
	(3.1)	(3.1)	Total before tax
	0.7	0.6	Tax benefit (expense)
	$(2.4)	$(2.5)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(2.0)	$(2.4)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Hubbell Incorporated	$169.7	$147.8
Less: Earnings allocated to participating securities	(0.3)	(0.3)
Net income available to common shareholders	$169.4	$147.5

Denominator:
Average number of common shares outstanding	53.5	53.7
Potential dilutive common shares	0.3	0.3
Average number of diluted shares outstanding	53.8	54.0

Earnings per share:
Basic earnings per share	$3.16	$2.75
Diluted earnings per share	$3.15	$2.73

The Company did not have any significant anti-dilutive securities outstanding during the three months ended March 31, 2025 and 2024.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Contents
NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2025 and 2024 (in millions):

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Three Months Ended March 31,
Service cost	$0.1	$0.1	$—	$—
Interest cost	8.8	8.3	0.2	0.2
Expected return on plan assets	(7.1)	(7.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	3.1	3.1	(0.1)	(0.1)
NET PERIODIC BENEFIT COST	$5.0	$3.9	$0.1	$0.1

Employer Contributions

The Company contributed $20.0 million to its U.S. qualified plans and made no contributions to its foreign pension plans during the three months ended March 31, 2025. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2025.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents
NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2025 and December 31, 2024, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2025 and 2024 are set forth below (in millions):

	2025	2024
BALANCE AT JANUARY 1, (a)	$41.7	$39.2
Provision	3.3	2.6
Expenditures/payments/other	(3.4)	(1.7)
BALANCE AT MARCH 31, (a)	$41.6	$40.1
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    21

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
At March 31, 2025, our accounts receivable balance was $902.0 million, net of allowances of $12.1 million. During the three months ended March 31, 2025, our allowances increased by approximately $0.8 million.
Investments

At March 31, 2025 and December 31, 2024, the Company had $70.9 million and $69.6 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $71.2 million and $70.1 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2025 or March 31, 2024. As of March 31, 2025 and December 31, 2024, the unrealized losses attributable to our available-for-sale debt securities were $0.5 million and $0.6 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $33.6 million at March 31, 2025 and $40.5 million at December 31, 2024.

The Company also had trading securities of $26.4 million at March 31, 2025 and $28.1 million at December 31, 2024 that are carried on the balance sheets at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statement of Income.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2025
Money market funds(a)	$113.9	$—	$—	$113.9
Time Deposits(b)	—	3.0	—	3.0
Available for sale investments	—	70.9	—	70.9
Trading securities	26.4	—	—	26.4
Deferred compensation plan liabilities	(26.4)	—	—	(26.4)
Derivatives:
Forward exchange contracts-Assets(c)	—	0.8	—	0.8
TOTAL	$113.9	$74.7	$—	$188.6

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2024
Money market funds(a)	$63.2	$—	$—	$63.2
Time Deposits(b)	—	3.1	—	3.1
Available for sale investments	—	69.6	—	69.6
Trading securities	28.1	—	—	28.1
Deferred compensation plan liabilities	(28.1)	—	—	(28.1)
Derivatives:
Forward exchange contracts-Assets(c)	—	1.4	—	1.4
TOTAL	$63.2	$74.1	$—	$137.3
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(b)Time deposits are reflected in current and long term investments depending on their maturity date in the Condensed Consolidated Balance Sheets.
(c) Forward exchange contracts-Assets are reflected in Other current assets in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $1.3 million and $2.8 million of trading securities related to these deferred compensation plans during the three months ended March 31, 2025 and 2024, respectively. As a result of participant distributions, the Company sold $3.0 million of these trading securities during the three months ended March 31, 2025 and $2.7 million during the three months ended March 31, 2024. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

Long Term Debt

As of March 31, 2025 and December 31, 2024, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, including the $399.4 million and $0.0 million, respectively, current portion of the Senior notes due in 2026 (the “2026 Notes”), was $1,443.4 million and $1,442.7 million, respectively. The estimated fair value of the long-term debt as of March 31, 2025 and December 31, 2024 was $1,383.1 million and $1,367.3 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents
NOTE 16 Restructuring Costs and Other

In the three months ended March 31, 2025, we incurred costs for restructuring actions initiated in 2025 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$1.2	$1.4	$0.1	$0.5	$1.3	$1.9
Electrical Solutions	0.4	3.0	—	0.3	0.4	3.3
Total Pre-Tax Restructuring Costs	$1.6	$4.4	$0.1	$0.8	$1.7	$5.2

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/25	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/25
2025 Restructuring Actions
Severance	$—	$0.4	$(0.3)	$0.1
Asset write-downs	—	0.9	(0.9)	—
Facility closure and other costs	—	—	—	—
Total 2025 Restructuring Actions	$—	$1.3	$(1.2)	$0.1
2024 and Prior Restructuring Actions
Severance	$4.5	$0.1	$(0.8)	$3.8
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	0.3	(0.2)	0.2
Total 2024 and Prior Restructuring Actions	$4.6	$0.4	$(1.0)	$4.0
Total Restructuring Actions	$4.6	$1.7	$(2.2)	$4.1

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2024	Costs incurred in the first three months of 2025	Remaining costs at 3/31/2025
2025 Restructuring Actions
Utility Solutions	$2.9	$—	$1.3	$1.6
Electrical Solutions	—	—	—	—
Total 2025 Restructuring Actions	$2.9	$—	$1.3	$1.6
2024 and Prior Restructuring Actions
Utility Solutions	$4.5	$4.5	$—	$—
Electrical Solutions	12.6	8.3	0.4	3.9
Total 2024 and Prior Restructuring Actions	$17.1	$12.8	$0.4	$3.9
Total Restructuring Actions	$20.0	$12.8	$1.7	$5.5

HUBBELL INCORPORATED-Form 10-Q    25

Back to Contents
NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2025	December 31, 2024
Senior notes at 3.35%(a)	2026	$—	$399.2
Senior notes at 3.15%	2027	298.8	298.6
Senior notes at 3.50%	2028	447.9	447.7
Senior notes at 2.300%	2031	297.3	297.2
TOTAL LONG-TERM DEBT(b)		$1,044.0	$1,442.7
(a)The Senior notes at 3.35% have been reclassified to current at March 31, 2025.
(b)Long-term debt is presented net of debt issuance costs and unamortized discounts.

2025 Credit Facility

On March 25, 2025, the Company, as borrower, and each foreign subsidiary borrower from time to time party thereto (collectively, the “Foreign Subsidiary Borrowers”) entered into a five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $1.0 billion committed unsecured revolving credit facility (the “Revolving Credit Agreement”). The obligations of the Foreign Subsidiary Borrowers (if any) under the Revolving Credit Agreement are guaranteed by the Company.

Commitments under the Revolving Credit Agreement may be conditionally increased to an aggregate amount not to exceed $1.5 billion. The Revolving Credit Agreement includes a $50.0 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Foreign Subsidiary Borrowers under the Revolving Credit Agreement may not exceed $100.0 million.

The interest rate applicable to borrowings under the Revolving Credit Agreement is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the term SOFR rate (as defined in the Revolving Credit Agreement) plus an applicable margin based on the Company's credit ratings.

All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of March 31, 2025, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2025.

2021 Credit Facility

The Company had a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provided a $750 million committed revolving credit facility, which was terminated in connection with entry into the Revolving Credit Agreement.

Short-Term Debt and Current Portion of Long-Term Debt

The Company had $816.1 million and $125.4 million of short-term debt and current portion of long-term debt outstanding at March 31, 2025 and December 31, 2024, respectively, composed of the following:

•$399.4 million of the Senior notes due in 2026 are listed as current as of March 31, 2025, as the 2026 Notes are due in March 2026.

•$415.0 million of commercial paper borrowings outstanding at March 31, 2025, and $123.0 million of commercial paper borrowings outstanding at December 31, 2024. The increase in commercial paper during the first three months of 2025 was utilized to repurchase $125.0 million of treasury stock and to fund the $73 million acquisition of Ventev.

•$1.7 million and $2.4 million of other short-term debt outstanding at March 31, 2025 and December 31, 2024, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Contents
Note 18 Stock-Based Compensation

As of March 31, 2025, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated 2005 Incentive Award Plan as amended and restated (the “Award Plan”). Under the Award Plan, the Company may authorize up to 9.7 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2025, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

Each of the compensation arrangements is discussed below.

Restricted Stock

The Company issues various types of restricted stock, of which the restricted stock awards are considered outstanding at the time of grant, as the award holders are entitled to dividends and voting rights. Unvested restricted stock awards are considered participating securities when computing earnings per share. Restricted stock unit award holders are not entitled to dividends or voting rights until settlement. Restricted stock grants are not transferable and are subject to forfeiture in the event of the recipient's termination of employment prior to vesting.

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

In February 2025, the Company granted 35,015 restricted stock awards with a fair value per share of $393.16.

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

In February 2025, the Company granted 1,617 restricted stock units with a fair value per share of $380.99.

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

In February 2025, the Company granted 66,369 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during February 2025:

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2025	1.2%	24.2%	4.4%	4.8 years	$100.15

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

Performance Shares - Market Condition

In February 2025, the Company granted 8,542 performance shares that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for the 2025 grant was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2025:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2025	$393.16	1.3%	31.0%	4.3%	2.9 years	$421.00

Expected volatilities are based on historical volatilities of the Company’s and members of the peer group's stock over the expected term of the award. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2025, the Company granted 17,377 performance shares that will vest subject to an internal Company-based performance condition and service requirement.

Fifty percent of these performance shares granted will vest based on Hubbell’s compounded annual growth rate of Net sales as compared to that of the companies that comprise the S&P Capital Goods 900 index. Fifty percent of these performance shares granted will vest based on achieved adjusted operating profit margin performance as compared to internal targets. Each of these performance conditions is measured over the same three-year performance period. The cumulative result of these performance conditions can result in a number of shares earned in the range of 0%-200% of the target number of shares granted.

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and based on an assessment of the performance achieved to date. The weighted average fair value per share was $380.99 for the awards granted during February 2025.

Grant Date	Fair Value	Performance Period	Payout Range
February 2025	$380.99	Jan 2025 - Dec 2027	0%-200%

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner and operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, Ireland and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 17,700 individuals worldwide as of March 31, 2025.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the three months ended March 31, 2025 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

Our sales are also subject to market conditions that may cause customer demand for our products to be volatile. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Since early 2021, we have experienced significant inflationary pressure across much of our business. As a result, we have taken various pricing actions to cover the higher costs and to protect our profitability. Although inflation has moderated since its high point in 2022, we expect inflation to remain a factor for the foreseeable future and we expect to continue to take these pricing actions subject to demand and market conditions. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity which could reduce our customers’ demand for our products, and cause the continuation of relatively high market interest rates that increase our borrowing costs.
HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents
Additionally, international tensions, such as the conflicts in the Middle East and Ukraine, as well as trade and other tensions, including those with China, may affect demand for our products, as well as our production costs. In particular, recent tariff actions by the U.S. and other countries and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, the effect on the value of the U.S. dollar relative to other currencies, may adversely affect demand for our products, disrupt our supply chains, increase manufacturing costs and adversely affect our revenues, cost of sales and production volumes, any of which could materially and adversely harm our business, financial condition and results of operations. See also Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for further information.

In the first quarter of 2025, the Company acquired all of the issued and outstanding equity of Alliance USAcqCo2, Inc. (“Ventev”), a leading manufacturer and provider of a complete ecosystem of solutions to power, protect, and connect wireless networks. The Ventev business has been added to the Electrical Solutions segment.

Results of Operations – First Quarter of 2025 compared to the First Quarter of 2024

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (the “Condensed Financial Statements”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

First quarter 2025 net sales were $1,365.2 million and decreased by 2.4%, driven by a 1.2% decline from divestitures net of acquisitions, and a 0.6% contraction of organic net sales driven by lower volume.

In December 2023, the Company entered into a definitive agreement to sell its residential lighting business for a cash purchase price of $131 million, subject to customary adjustments. The residential lighting business was reported within the Electrical Solutions Segment. The decline from divestitures reflects the sale of that business, which contributed $21.1 million to first quarter 2024 net sales prior to the closing of that transaction, and is partially offset by a modest contribution to net sales from the acquisition of Ventev in the first quarter of 2025.

Organic net sales in the Electrical Solutions segment grew by 4.8% in the first quarter of 2025 led by continued strength in the datacenter vertical. In the Utility Solutions segment, organic net sales contracted 3.7% on lower volume from Grid Automation products due to the timing of large metering and AMI projects which drove a strong first quarter of 2024, as well as in our enclosures products on continued weakness in telcom markets.

Operating margin in the first quarter of 2025 expanded by 120 basis points to 17.5% and includes the effect of lower amortization of acqusition-related intangibles and transaction, integration and separation costs in the first quarter of 2025. Adjusted operating margin, which excludes amortization of acquisition-related intangibles and transaction, integration and separation costs, was 19.3% and contracted by 40 basis points. That result includes margin expansion in the quarter primarily driven by benefits from operational productivity and favorable price realization, however, those factors were more than overcome by contraction driven by continued material and other cost inflation, including tariff expense and the impact of lower volumes. See the further discussion within Segment Results below.

The first quarter of 2024 also includes a $5.3 million loss on the sale of the residential lighting business, which is recorded within Total other expense in the Company's Condensed Consolidated Statement of Income.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2025	% of Net sales	2024	% of Net sales
Net sales	$1,365.2		$1,399.1
Cost of goods sold	914.0	66.9%	951.4	68.0%
Gross profit	451.2	33.1%	447.7	32.0%
Selling & administrative (“S&A”) expense	212.2	15.6%	219.2	15.7%
Operating income	239.0	17.5%	228.5	16.3%
Net income	171.0	12.5%	149.1	10.7%
Less: Net income attributable to non-controlling interest	(1.3)	(0.1)%	(1.3)	(0.1)%
Net income attributable to Hubbell Incorporated	169.7	12.4%	147.8	10.6%
Less: Earnings allocated to participating securities	(0.3)		(0.3)
Net income available to common shareholders	$169.4		$147.5
Average number of diluted shares outstanding	53.8		54.0
DILUTED EARNINGS PER SHARE	$3.15		$2.73
HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents
In the following discussion of results of operations, we refer to “adjusted” operating measures. We believe those adjusted measures, which exclude the impact of certain costs, gains and losses, may provide investors with useful information regarding our underlying performance from period to period and allow investors to understand our results of operations without regard to items that, in management's judgement, significantly affect the comparability of operating results, or are not considered to be components of our core operating performance.

Significant items impacting comparability comprise the following:

Transaction, integration and separation costs

The effect that acquisitions and divestitures may have on our results fluctuate significantly based on the timing, size and number of transactions, and therefore result in significant volatility in the costs to complete transactions and to integrate or separate the businesses.

Transaction costs are primarily professional services and other fees incurred to complete the transactions. Integration and separation costs are the internal and external incremental costs directly relating to these activities for the acquired or divested business.

The acquisition and divestiture actions taken by the Company in the fourth quarter of 2023 resulted in a significant increase in integration and separation costs. As a result, we believe excluding costs relating to these 2023 fourth quarter transactions provides useful and more comparable information for investors to better assess our operating performance.

Gains or losses on disposition of a business

Certain of the Company's adjusted measures exclude these gains or losses because we believe they enhance management's and investors' ability to analyze underlying business performance and facilitate comparisons of our financial results over multiple periods. In the first quarter of 2024 the Company recognized a $5.3 million pre-tax loss on the disposition of the residential lighting business and also recognized $6.8 million of income tax expense relating to that transaction, primarily driven by differences between book and tax basis in goodwill. That loss and the related income tax expense are excluded from our adjusted operating measures.

Amortization of intangible assets

Adjusted operating measures exclude amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 7 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

HUBBELL INCORPORATED-Form 10-Q    32

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

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended March 31,
	2025	% of Net sales	2024	% of Net sales
Operating income (GAAP measure)	$239.0	17.5%	$228.5	16.3%
Amortization of acquisition-related intangible assets	24.5	1.8%	39.4	2.8%
Transaction, integration & separation costs	0.4	—%	7.3	0.6%
Adjusted operating income (non-GAAP measure)	$263.9	19.3%	$275.2	19.7%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended March 31,
	2025	Diluted Per Share	2024	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$169.7	$3.15	$147.8	$2.73
Amortization of acquisition-related intangible assets	24.5	0.46	39.4	0.73
Transaction, integration & separation costs	0.4	0.01	7.3	0.14
Loss on disposition of business	—	—	5.3	0.10
Subtotal	$194.6	$3.62	$199.8	$3.70
Income tax effects(1)	6.0	0.11	4.6	0.09
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$188.6	$3.51	$195.2	$3.61
Less: Earnings allocated to participating securities	(0.3)	(0.01)	(0.4)	(0.01)
Adjusted net income available to common shareholders (non-GAAP measure)	$188.3	$3.50	$194.8	$3.60
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

HUBBELL INCORPORATED-Form 10-Q    33

Back to Contents

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(33.9)	(2.4)	$113.7	8.8
Impact of acquisitions	4.5	0.3	108.5	8.4
Impact of divestitures	(21.1)	(1.5)	(28.1)	(2.2)
Foreign currency exchange	(8.6)	(0.6)	3.2	0.3
Organic net sales growth (decline) (non-GAAP measure)	$(8.7)	(0.6)	$30.1	2.3

Net Sales

Net sales of $1,365.2 million in the first quarter of 2025 decreased by $33.9 million compared to the first quarter of 2024. Organic net sales decreased by 0.6% driven by a low single digit percentage decrease in volumes, partially offset by a low single digit increase in price realization. Divestitures net of acquisitions reflect a 1.2% reduction to net sales, while foreign exchange resulted in a 0.6% decrease in net sales. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 110 basis points to 66.9% in the first quarter of 2025, resulting in gross profit margin expanding to 33.1%. Approximately four percentage points of gross profit margin expansion was driven by lower acquisition-related intangible asset amortization, improved operational productivity and favorable price realization, partially offset by three percentage points of gross profit margin contraction due to material and other cost inflation, including tariff expense and lower volume.

Selling & Administrative Expenses

S&A expense in the first quarter of 2025 was $212.2 million and decreased by $7.0 million or 3.2% compared to the prior year period. This decrease was primarily driven by lower transaction, integration and separation costs in the current year compared to the prior year. S&A expense as a percentage of Net sales was 15.6% in the first quarter of 2025, compared to 15.7% in the first quarter of 2024.

Total Other Expense

Total other expense decreased by $8.0 million in the first quarter of 2025 to $19.1 million, primarily due to lower net interest expense of $7.3 million, due to lower outstanding debt balances, along with the $5.3 million loss recognized on the disposition of the residential lighting business during the first quarter of 2024. These decreases were partially offset by an unfavorable impact of foreign exchange and higher non-service pension cost in the first quarter of 2025 compared to the same period in 2024.

Income Taxes

The effective tax rate in the first quarter of 2025 decreased to 22.2% as compared to 26.0% in the first quarter of 2024, primarily due to income tax expense incurred in the first quarter of 2024 relating to the divestiture of our residential lighting business.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $169.7 million in the first quarter of 2025 and increased 14.8% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the first quarter of 2025 increased 15% as compared to the first quarter of 2024. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangible assets and transaction, integration & separation costs for both periods and the loss on disposition of a business for the first quarter of 2024, was $188.6 million in the first quarter of 2025 and decreased by 3.4% as compared to the first quarter of 2024.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$857.1	$894.0
Operating income (GAAP measure)	160.0	157.5
Amortization of acquisition-related intangible assets	19.8	35.2
Transaction, integration & separation costs	0.1	2.5
Adjusted operating income (non-GAAP measure)	$179.9	$195.2
Operating margin (GAAP measure)	18.7%	17.6%
Adjusted operating margin (non-GAAP measure)	21.0%	21.8%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Utility Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(36.9)	(4.2)	$112.4	14.4
Impact of acquisitions	—	—	108.5	13.9
Impact of divestitures	—	—	—	—
Foreign currency exchange	(4.2)	(0.5)	1.3	0.2
Organic net sales growth (decline) (non-GAAP measure)	$(32.7)	(3.7)	$2.6	0.3

Net sales in the Utility Solutions segment in the first quarter of 2025 were $857.1 million, and decreased by $36.9 million, or 4.2%, as compared to the first quarter of 2024. That decrease was driven by a 3.7% decrease in organic net sales, and a 0.5% decrease due to foreign exchange. The decrease in organic net sales was driven by a mid single digit percentage decrease in unit volume, partially offset by a low single digit increase in price realization. The decrease in unit volume resulted largely from volume declines in Grid Automation products on the timing of large metering and AMI projects which drove a stronger first quarter of 2024, as well as in enclosures products led by lower volume in telcom markets.

Operating income in the Utility Solutions segment for the first quarter of 2025 was $160.0 million, an increase of 1.6% compared to the first quarter of 2024. Operating margin increased by 110 basis points to 18.7% in the first quarter of 2025, and includes the effect of lower amortization of acqusition-related intangible assets and transaction, integration & separation costs. Excluding amortization of acquisition-related intangible assets and transaction, integration & separation costs, the adjusted operating margin decreased by 80 basis points to 21.0%. That decrease includes approximately four percentage points of margin contraction due to material and other cost inflation, including tariff expense and the impact of lower unit volume, which was partially offset by three percentage points of margin expansion from improved operational productivity and favorable price realization.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$508.1	$505.1
Operating income (GAAP measure)	79.0	71.0
Amortization of acquisition-related intangible assets	4.7	4.2
Transaction, integration & separation costs	0.3	4.8
Adjusted operating income (non-GAAP measure)	$84.0	$80.0
Operating margin (GAAP measure)	15.5%	14.1%
Adjusted operating margin (non-GAAP measure)	16.5%	15.8%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Electrical Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (GAAP measure)	$3.0	0.6	$1.3	0.3
Impact of acquisitions	4.5	0.9	—	—
Impact of divestitures	(21.1)	(4.2)	(28.1)	(5.6)
Foreign currency exchange	(4.4)	(0.9)	1.9	0.4
Organic net sales growth (non-GAAP measure)	$24.0	4.8	$27.5	5.5

Net sales in the Electrical Solutions segment in the first quarter of 2025 were $508.1 million and increased by $3.0 million, or 0.6%, as compared to the first quarter of 2024. That increase includes 4.8% growth in organic net sales, which was partially offset by a 3.3% decline in net sales resulting from divestitures net of acquisitions and a 0.9% decline due to foreign exchange. The increase in organic net sales was driven by a low single digit percentage increase in unit volume and a low single digit percentage increase in price realization. Volume growth in the first quarter of 2025 was driven primarily by strength in the datacenter market, while broader industrial markets were steady and commercial markets were softer.

Operating income in the Electrical Solutions segment for the first quarter of 2025 was $79.0 million and increased by 11.3% compared to the first quarter of 2024, while operating margin in the first quarter of 2025 expanded by 140 basis points to 15.5%. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin expanded by 70 basis points to 16.5%. The increase in operating margin was primarily due to approximately four percentage points of margin expansion from improved operational productivity, favorable price realization, lower transaction, integration & separation costs and higher volume. Those factors were partially offset by approximately three percentage points of margin contraction driven by higher material and other cost inflation, including tariff expense and mix.

HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$37.4	$92.2
Investing activities	(99.3)	88.6
Financing activities	75.0	(125.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.1	(3.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$17.2	$52.0

Cash provided by operating activities for the three months ended March 31, 2025 was $37.4 million compared to cash provided by operating activities of $92.2 million for the same period in 2024. The decrease in cash provided by operations is due to an increase in working capital, primarily within accounts receivable driven by the timing of sales, a $20.0 million contribution to our pension plan, and lower depreciation and amortization expense in 2025. Those factors are partially offset by higher net income and a lower use of cash for incentive payments in the first quarter of 2025 compared to the same prior year period.

Cash used by investing activities was $99.3 million in the three months ended March 31, 2025 compared to cash provided of $88.6 million during the comparable period in 2024. This change was driven by $73.3 million of cash used in the first quarter of 2025 to acquire Ventev, and $122.9 million of cash proceeds in the first quarter of 2024 from the disposition of our residential lighting business.

Cash provided by financing activities was $75.0 million in the three months ended March 31, 2025 as compared to cash used of $125.3 million in the comparable period of 2024. The increase in cash provided by financing activities primarily reflects higher net borrowings partially offset by a $115.0 million increase in share repurchases in the first three months of 2025 compared to the same prior year period.

The favorable impact of foreign currency exchange rates on cash was $4.1 million for the three months ended March 31, 2025 and the change compared to prior year is primarily related to the U.S. Dollar weakening against the Brazilian Real and British Pound.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, and investments in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

In the first quarter of 2025, we acquired Ventev for $73.3 million, expanding our portfolio of wireless network solutions within the Electrical Solutions segment, and also invested $26.0 million in capital expenditures on automation and productivity initiatives.

We also continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investments in restructuring and related activities to continue through 2025 as we continue to invest in previously initiated actions and initiate further footprint consolidation, and other cost reduction initiatives.

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

Back to Contents
The table below presents the restructuring and related costs incurred in the first three months of 2025, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of March 31, 2025 and in prior years (in millions):

	Costs incurred in the three months ended March 31, 2025	Additional expected costs	Expected completion date
2025 Restructuring Actions	$1.3	$1.6	2025
2024 and Prior Restructuring Actions	0.4	3.9	2025
Total Restructuring cost (GAAP measure)	$1.7	$5.5
Restructuring-related costs	1.8	1.0
Restructuring and related costs (Non-GAAP measure)	$3.5	$6.5

Stock Repurchase Program

On October 21, 2022, our Board of Directors approved a share repurchase program (the “2022 Program”) that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. At March 31, 2025, our remaining share repurchase authorization under the 2022 Program was $135.0 million. On February 12, 2025, our Board of Directors approved a new stock repurchase program (the “2025 Program”) that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. When combined with the $135.0 million of remaining share repurchase authorization under the 2022 Program, we have a total outstanding share repurchase authorization of approximately $635.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2025 and December 31, 2024, the Company had $1,044.0 million and $1,442.7 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs. At March 31, 2025, the Company also had $399.4 million of long-term debt maturing within the next 12 months relating to the 2026 Notes described below, which is classified within short term debt in the Condensed Consolidated Balance Sheets.

2025 Credit Facility

On March 25, 2025, the Company, as borrower, and each foreign subsidiary borrower from time to time party thereto (collectively, the “Foreign Subsidiary Borrowers”) entered into a five-year credit agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $1.0 billion committed unsecured revolving credit facility (the “Revolving Credit Agreement”). The obligations of the Foreign Subsidiary Borrowers (if any) under the Revolving Credit Agreement are guaranteed by the Company.

Commitments under the Revolving Credit Agreement may be conditionally increased to an aggregate amount not to exceed $1.5 billion. The Revolving Credit Agreement includes a $50.0 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credits to the Foreign Subsidiary Borrowers under the Revolving Credit Agreement may not exceed $100.0 million.

The interest rate applicable to borrowings under the Revolving Credit Agreement is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the term SOFR rate (as defined in the Revolving Credit Agreement) plus an applicable margin based on the Company's credit ratings.

All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of March 31, 2025, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2025.

2021 Credit Facility

The Company had a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provided a $750 million committed revolving credit facility, which was terminated in connection with entry into the Revolving Credit Agreement.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents
Unsecured Senior Notes

At both March 31, 2025 and December 31, 2024, the Company had outstanding unsecured, senior notes (the “Notes”) in principal amounts of $400 million due in 2026, $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, including $399.4 million relating to the 2026 Notes classified as current, was $1,443.4 million and $1,442.7 million at March 31, 2025 and December 31, 2024, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of March 31, 2025.

Short-term Debt and Current Portion of Long-Term Debt

The Company had $816.1 million and $125.4 million of short-term debt and current portion of long-term debt outstanding at March 31, 2025 and December 31, 2024, respectively, composed of the following:

•$399.4 million relating to the 2026 Notes due in March 2026 are classified as current at March 31, 2025.

•$415.0 million of commercial paper borrowings outstanding at March 31, 2025, and $123.0 million of commercial paper borrowings outstanding at December 31, 2024. The increase in commercial paper during the first three months of 2025 was utilized to repurchase $125.0 million of treasury stock and to fund the $73.3 million acquisition of Ventev.

•$1.7 million and $2.4 million of other short term debt outstanding at March 31, 2025 and December 31, 2024, respectively, which consisted of borrowings to support our international operations in China and amounts outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2025	December 31, 2024
Total Debt (GAAP measure)	$1,860.1	$1,568.1
Hubbell Incorporated Shareholders’ Equity	3,261.4	3,268.3
TOTAL CAPITAL (GAAP measure)	$5,121.5	$4,836.4
Total Debt to Total Capital (GAAP measure)	36%	32%
Cash and Investments	447.2	429.9
Net Debt (non-GAAP measure)	$1,412.9	$1,138.2
Net Debt to Total Capital (non-GAAP measure)	28%	24%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2025, we returned capital to our shareholders by paying $70.7 million of dividends on our common stock and using $125.0 million of cash for share repurchases.

We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the Financial Condition, Liquidity and Capital Resources section in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), we also have an obligation to fund, by annual installments through 2025, the Company's liability for the transition tax on the deemed repatriation of foreign earnings.

HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents
Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $346.9 million of cash and cash equivalents at March 31, 2025, of which approximately 16% was held inside the United States and the remainder held internationally.

◦Our Revolving Credit Agreement provides a $1.0 billion committed revolving credit facility and commitments under the Revolving Credit Agreement may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.5 billion. Annual commitment fees to support availability under the Revolving Credit Agreement are not material. Although not the principal source of liquidity, we believe our Revolving Credit Agreement is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the Revolving Credit Agreement related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $1.0 billion of borrowing capacity under the Revolving Credit Agreement was available to the Company at March 31, 2025.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2025, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents
Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements generally relate to our expectations and beliefs regarding our financial results, condition and outlook, projections of future performance, anticipated growth and end markets, changes in operating results, market conditions and economic conditions, expected capital resources, liquidity, financial performance, pension funding, results of operations, plans, strategies, opportunities, developments and productivity initiatives, competitive positioning, and trends in particular markets or industries. In addition, all statements regarding the expected financial impact of the integration of acquisitions, adoption of updated accounting standards and any expected effects of such adoption, and intent to continue repurchasing shares of common stock, as well as other statements that are not strictly historic in nature, are forward-looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will”, “will likely be”, and similar words and phrases. Such forward-looking statements are based on our current expectations and involve numerous assumptions, known and unknown risks, uncertainties and other factors, which may cause actual and future performance or the Company's achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•Impact of trade tariffs, import quotas or other trade restrictions or measures taken by the United States, China, Mexico, the United Kingdom, member states of the European Union, and other countries, including the recent and ongoing potential changes in U.S. trade policies, that may be made by the current or a future presidential administration and changes in trade policies in other countries made in response to changes in the U.S. trade policies.
•The general impact of inflation on our business, including the impact on raw materials costs, elevated interest rates and increased energy costs and our ability to implement and maintain pricing actions that we have taken to cover higher costs and protect our margin profile.
•Economic and business conditions in particular industries, markets or geographic regions, as well the potential macro-economic effects of the U.S. government federal deficit, and for continued inflation, a significant economic slowdown, stagflation or recession.
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
•Regulatory issues, changes in tax laws, and policies, including changes in current U.S. income tax rates, multijurisdictional implementation of the Organisation for Economic Co-operation and Development's comprehensive base erosion and profit shifting plan, or changes in geographic profit mix affecting tax rates and availability of tax incentives.
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
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition-related costs.
HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
•Ability to successfully manage and integrate an acquired business, such as the acquisitions of Northern Star Holdings, Inc. and Ventev, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the acquired business, diversion of management's attention from ongoing business operations and opportunities, and litigation relating to the transaction.
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
•Other factors described in our Securities and Exchange Commission filings, including in the “Business”, “Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the three months ended March 31, 2025. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Changes in U.S. and international trade policies may adversely impact our business and operating results; changes in U.S. trade policies could have a material adverse effect on us.

We cannot predict what changes to trade policy will be made, or the economic impact that changes to trade policy will have, including significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Canada, Mexico, China, and in Europe and the length of time such tariffs may remain in place, or whether the entry into new bilateral or multilateral trade agreements will occur. The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could adversely impact our business, financial condition and results of operations.

In prior years, the U.S. government has announced and, in some cases, implemented new approaches to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement (“NAFTA”), which was replaced by the U.S.-Mexico-Canada Agreement on July 1, 2020, and is currently up for review in 2026, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. Additionally, in February through April, 2025, the U.S. announced a series of significant new tariffs to be imposed on goods from a broad set of countries, including Canada, China, Mexico and European Union member states. The U.S. also announced new tariffs on foreign steel and aluminum, which took effect in March 2025. These and other changes in U.S. trade policy, and U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse effect on our business, financial condition and results of operation.

We utilize materials (such as steel and aluminum), components and finished goods that are sourced from or manufactured in foreign countries, including Canada, China, Mexico and countries in Europe. Import tariffs and potential additional import tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted in trade policy responses from other countries (and may result in additional ones in the future), including the adoption of trade policies that could make it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may lead to disruptions in the supply of goods and materials that could cause us to adjust our worldwide supply chain. This could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

Recently, various countries, and regions, including, without limitation, Canada, China, Mexico, and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for the new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability. Accordingly, the recent trade actions by the U.S. and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, the effect on the value of the U.S. dollar relative to other currencies, may adversely affect demand for our products, disrupt our supply chains, increase manufacturing costs and adversely affect our revenues, costs of sales and production volumes, any of which could materially and adversely harm our business, financial condition and results of operations.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to new tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 21, 2022, we announced that the Board of Directors had approved a share repurchase program (the “2022 Program”) that authorized the repurchase of up to $300 million of common stock, which expires in October 2025. At March 31, 2025, our remaining share repurchase authorization under the 2022 Program was $135.0 million. On February 12, 2025, the Board of Directors approved a new stock repurchase program (the “2025 Program”) that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. When combined with the $135.0 million of remaining share repurchase authorization under the 2022 Program, we have a total share repurchase authorization of approximately $635.0 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock under the repurchase programs during the quarter ended March 31, 2025.

Period	Total Number of Shares of Common Stock Purchased (000s)(1)	Average Price Paid Per Share of Common Stock(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans (in millions)	Total number of shares purchased as part of publicly announced plans (000s)
January 1, 2025 - January 31, 2025	—	$—	$760.0	—
February 1, 2025 - February 28, 2025	159	$385.40	$704.7	144
March 1, 2025 - March 31, 2025	201	$347.14	$635.0	201
TOTAL FOR THE QUARTER ENDED MARCH 31, 2025	360	$364.03	$635.0	345
(1) The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.

ITEM 5	Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Credit Agreement, dated as of March 25, 2025, by and among Hubbell Incorporated, each foreign subsidiary borrower from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	8-K	1-2958	10.1	3/26/2025
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101
The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2025

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    47