Form 10-Q
period 2025-09-30
HUBBELL INC
filed 2025-10-29
CIK 48898

Back to Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of October 23, 2025 was 53,144,752.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Content

HUBBELL INCORPORATED-Form 10-Q    2

Back to Content

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$1,502.4	$1,442.6	$4,351.9	$4,294.2
Cost of goods sold	958.1	936.6	2,812.9	2,840.8
Gross profit	544.3	506.0	1,539.0	1,453.4
Selling & administrative expenses	213.7	193.3	641.7	620.0
Operating income	330.6	312.7	897.3	833.4
Interest expense, net	(13.6)	(18.7)	(41.9)	(59.6)
Loss on disposition of business	—	—	(0.4)	(5.3)
Other expense, net	(5.9)	(5.6)	(17.4)	(7.5)
Total other expense	(19.5)	(24.3)	(59.7)	(72.4)
Income before income taxes	311.1	288.4	837.6	761.0
Provision for income taxes	54.4	60.6	170.9	175.7
Net income	256.7	227.8	666.7	585.3
Less: Net income attributable to noncontrolling interest	(1.2)	(1.6)	(3.8)	(4.5)
Net income attributable to Hubbell Incorporated	$255.5	$226.2	$662.9	$580.8

Earnings per share:
Basic earnings per share	$4.80	$4.21	$12.42	$10.80
Diluted earnings per share	$4.77	$4.18	$12.35	$10.73
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Content
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,
(in millions)	2025	2024
Net income	$256.7	$227.8
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	17.7
Defined benefit pension and post-retirement plans, net of taxes of $(0.6) and $(0.6)	2.2	1.9
Unrealized gain on investments, net of taxes of $(0.1) and $(0.2)	0.3	0.8
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.1) and $0.1	0.5	(0.4)
Other comprehensive income (loss)	4.0	20.0
Comprehensive income	260.7	247.8
Less: Comprehensive income attributable to noncontrolling interest	1.2	1.6
Comprehensive income attributable to Hubbell Incorporated	$259.5	$246.2
See notes to unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net income	$666.7	$585.3
Other comprehensive income (loss):
Foreign currency translation adjustments	49.3	(13.2)
Defined benefit pension and post-retirement plans, net of taxes of $(1.9) and $(1.8)	6.7	6.1
Unrealized gain on investments, net of taxes of $(0.3) and $(0.1)	0.8	0.4
Unrealized (loss) gain on cash flow hedges, net of taxes of $0.4 and $(0.1)	(1.0)	0.1
Other comprehensive income (loss)	55.8	(6.6)
Comprehensive income	722.5	578.7
Less: Comprehensive income attributable to noncontrolling interest	3.8	4.5
Comprehensive income attributable to Hubbell Incorporated	$718.7	$574.2
See notes to unaudited Condensed Consolidated Financial Statements.See notes to unaudited Condensed Consolidated Financial Statements.s to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial
HUBBELL INCORPORATED-Form 10-Q    4

Back to Content
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$666.8	$329.1
Short-term investments	14.1	15.9
Accounts receivable (net of allowances of $13.4 and $11.3)	909.9	756.0
Inventories, net	1,053.7	1,010.4
Other current assets	145.5	146.5
Total Current Assets	2,790.0	2,257.9
Property, Plant, and Equipment, net	766.1	726.6
Other Assets
Investments	99.8	84.9
Goodwill	2,588.8	2,500.8
Other intangible assets, net	1,059.9	1,080.0
Other long-term assets	222.3	197.5
TOTAL ASSETS	$7,526.9	$6,847.7
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt and current portion of long-term debt	$951.5	$125.4
Accounts payable	536.6	541.7
Accrued salaries, wages and employee benefits	110.9	145.7
Accrued insurance	80.2	89.0
Other accrued liabilities	375.1	372.4
Total Current Liabilities	2,054.3	1,274.2
Long-Term Debt	1,044.8	1,442.7
Other Non-Current Liabilities	734.8	720.2
TOTAL LIABILITIES	3,833.9	3,437.1
Commitments and contingencies (Note 15)
Hubbell Incorporated Shareholders’ Equity	3,681.3	3,396.2
Noncontrolling interest	11.7	14.4
TOTAL EQUITY	3,693.0	3,410.6
TOTAL LIABILITIES AND EQUITY	$7,526.9	$6,847.7
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Content
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net income	$666.7	$585.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144.6	158.8
Deferred income taxes	(8.2)	4.1
Stock-based compensation	27.0	24.2
Loss on disposition of business	0.4	5.3
Loss on sale of assets	0.9	0.7
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(147.7)	(116.6)
Increase in inventories, net	(37.9)	(30.7)
Decrease in accounts payable	(10.9)	(14.0)
Decrease in current liabilities	(38.8)	(66.2)
Changes in other assets and liabilities, net	11.2	17.2
Contribution to qualified defined benefit pension plans	(21.4)	(1.3)
Other, net	(3.6)	(8.0)
Net cash provided by operating activities	582.3	558.8
Cash Flows from Investing Activities
Capital expenditures	(96.4)	(112.4)
Acquisitions, net of cash acquired	(129.1)	5.9
Proceeds from disposal of business, net of cash	2.6	122.9
Purchases of available-for-sale investments	(17.6)	(11.7)
Proceeds from available-for-sale investments	12.7	14.5
Other, net	12.4	0.8
Net cash (used in) provided by investing activities	(215.4)	20.0
Cash Flows from Financing Activities
Payment of long-term debt	—	(386.3)
Borrowing of short-term debt, net	426.3	173.6
Payment of dividends	(211.1)	(196.5)
Acquisition of common shares	(225.0)	(30.0)
Other, net	(32.8)	(37.2)
Net cash used in financing activities	(42.6)	(476.4)
Effect of exchange rate changes on cash and cash equivalents	13.0	(3.2)
Increase in cash and cash equivalents	337.3	99.2
Cash and cash equivalents, beginning of year	329.1	336.1
Restricted cash, included in other assets, beginning of year	2.5	3.2
Less: Restricted cash, included in Other Assets	2.1	2.8
Cash and cash equivalents, end of period	$666.8	$435.7
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Content
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

Inventories, net

In the second quarter of 2025, the Company elected to change its method of accounting for certain inventory in the U.S. from last in, first out ("LIFO") to first in, first out ("FIFO"). The change to FIFO is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. The Company retrospectively applied this change in accounting principle to all prior periods resulting in a cumulative effect adjustment at January 1, 2024 to increase inventory by $167.1 million, to increase deferred income tax liabilities by $40.4 million and to increase retained earnings by $126.7 million (net of tax). The table below illustrates the impacts for the three and nine months ended September 30, 2025, had the Company continued to report under the LIFO basis of accounting (in millions, except per share data):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Computed Under LIFO	Impact of Change	As Reported	As Computed Under LIFO	Impact of Change	As Reported
Condensed Statements of Income
Net sales	$1,502.4	$—	$1,502.4	$4,351.9	$—	$4,351.9
Cost of goods sold	982.9	(24.8)	958.1	2,857.9	(45.0)	2,812.9
Operating Income	305.8	24.8	330.6	852.3	45.0	897.3
Income before income taxes	286.3	24.8	311.1	792.6	45.0	837.6
Provision for income taxes	48.1	6.3	54.4	160.2	10.7	170.9
Net Income	238.2	18.5	256.7	632.4	34.3	666.7
Less: Net income attributable to noncontrolling interest	(1.2)	—	(1.2)	(3.8)	—	(3.8)
Net income attributable to Hubbell Incorporated	$237.0	$18.5	$255.5	$628.6	$34.3	$662.9

Earnings per share
Basic earnings per share	$4.46	$0.34	$4.80	$11.78	$0.64	$12.42
Diluted earnings per share	$4.43	$0.34	$4.77	$11.71	$0.64	$12.35

HUBBELL INCORPORATED-Form 10-Q    7

Back to Content

	September 30, 2025
	As Computed Under LIFO	Impact of Change to FIFO	As Reported
Condensed Balance Sheet
Inventories, net	$840.0	$213.7	$1,053.7
Total Current Assets	2,576.3	213.7	2,790.0
Total Assets	7,313.2	213.7	7,526.9

Other Accrued Liabilities	351.1	24.0	375.1
Total Current Liabilities	2,030.3	24.0	2,054.3
Other Non-Current Liabilities	707.3	27.5	734.8
Total Liabilities	3,782.4	51.5	3,833.9
Hubbell Incorporated Shareholders' Equity	3,519.1	162.2	3,681.3
Total Equity	3,530.8	162.2	3,693.0
Total Liabilities and Equity	$7,313.2	$213.7	$7,526.9

The Consolidated Statement of Income for the three and nine months ended September 30, 2024, Consolidated Statement of Cash Flows for the nine months ended September 30, 2024, and the Consolidated Balance Sheet at December 31, 2024 have been retrospectively adjusted to reflect the change in accounting principle (in millions, except per share data):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported Under LIFO	Impact of Change FIFO	As Adjusted	As Reported Under LIFO	Impact of Change FIFO	As Adjusted
Condensed Statements of Income
Net sales	$1,442.6	$—	$1,442.6	$4,294.2	$—	$4,294.2
Cost of goods sold	945.5	(8.9)	936.6	2,840.7	0.1	2,840.8
Operating Income	303.8	8.9	312.7	833.5	(0.1)	833.4
Income before income taxes	279.5	8.9	288.4	761.1	(0.1)	761.0
Provision for income taxes	58.5	2.1	60.6	175.8	(0.1)	175.7
Net Income	221.0	6.8	227.8	585.3	—	585.3
Less: Net income attributable to noncontrolling interest	(1.6)	—	(1.6)	(4.5)	—	(4.5)
Net income attributable to Hubbell Incorporated	$219.4	$6.8	$226.2	$580.8	$—	$580.8

Earnings per share
Basic earnings per share	$4.08	$0.13	$4.21	$10.80	$—	$10.80
Diluted earnings per share	$4.05	$0.13	$4.18	$10.73	$—	$10.73

	Nine Months Ended September 30, 2024
	As Reported Under LIFO	Impact of Change FIFO	As Adjusted
Condensed Statement of Cash Flows
Net income	$585.3	$—	$585.3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4.2	(0.1)	4.1
Changes in assets and liabilities, excluding effects of acquisitions:
(Increase) Decrease in inventories, net	(30.8)	0.1	(30.7)
Net cash provided by operating activities	$558.8	$—	$558.8
HUBBELL INCORPORATED-Form 10-Q    8

Back to Content

	December 31, 2024
	As Reported Under LIFO	Impact of Change FIFO	As Adjusted
Condensed Balance Sheet
Inventories, net	$841.8	$168.6	$1,010.4
Total Current Assets	2,089.3	168.6	2,257.9
Total Assets	6,679.1	168.6	6,847.7

Other Non-Current Liabilities	679.5	40.7	720.2
Total Liabilities	3,396.4	40.7	3,437.1
Hubbell Incorporated Shareholders' Equity	3,268.3	127.9	3,396.2
Total Equity	3,282.7	127.9	3,410.6
Total Liabilities and Equity	$6,679.1	$168.6	$6,847.7

Supplier Finance Program Obligations

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheets, of which $105.1 million and $101.9 million was outstanding at September 30, 2025 and December 31, 2024, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheets, of which, $1.8 million and $2.4 million was outstanding at September 30, 2025 and December 31, 2024, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Taxes

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes changes to U.S. tax law that became applicable to the Company starting in the third quarter of 2025. These changes include provisions allowing the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus deprecation for qualified property and the permanent extension of certain projections of the Tax Cuts and Jobs Act. The OBBBA did not have a significant impact to our income tax expense or effective tax rate for the three and nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures”, which enhances the disaggregation of income tax disclosures. The ASU requires public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold equal to or greater than 5%. Public entities are required to provide an explanation of certain rate reconciling items if not otherwise evident, such as the nature, causes and judgement used to categorize the item. The ASU also requires disclosure of income taxes paid (net of refund received) detailed by federal, state/local and foreign, and amounts paid to individual jurisdictions that are equal to or greater than 5% of total income taxes paid. The ASU is effective for public entities for fiscal years beginning after December 15, 2024 and for interim periods for fiscal years beginning after December 15, 2025. The Company is assessing the impact of adopting this standard on its financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software", which modernizes the accounting for software costs. The ASU is effective for public entities for fiscal years beginning after December 15, 2027, and interim periods for fiscal years beginning after December 15, 2027. The Company is assessing the impact of adopting this standard on its financial statements and disclosures.

HUBBELL INCORPORATED-Form 10-Q    10

Back to Content
NOTE 2 Business Acquisitions and Dispositions

2025 Acquisitions

In the first quarter of 2025, the Company acquired all of the issued and outstanding equity of Alliance USAcqCo 2, Inc., a Delaware Corporation (“Ventev”) for approximately $73 million, net of cash acquired, subject to customary purchase price adjustments. Ventev is a leading manufacturer and provider of a complete ecosystem of solutions to power, protect, and connect wireless networks. The Ventev business has been added to the Electrical Solutions segment. We have recognized intangible assets of $34.5 million and goodwill of $40.0 million as a result of the acquisition. The $34.5 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 17.0 years.

In the third quarter of 2025, the Company acquired all of the issued and outstanding equity of Nicor, Inc., a Texas corporation ("Nicor") for approximately $56 million, net of cash acquired, subject to customary purchase price adjustments. Nicor designs and manufactures water metering endpoint solutions to integrate and optimize advanced metering infrastructure networks. Such solutions include polymer meter box lids and covers. Nicor has been added to the Utility Solutions segment. We have recognized intangible assets of $18.6 million and goodwill of $26.4 million as a result of the acquisition. The $18.6 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 18.2 years.

These business acquisitions have been accounted for as business combinations and have resulted in the recognition of goodwill. The goodwill relates to a number of factors implied in the purchase price, including the future earnings and cash flow potential of the business as well as the complementary strategic fit and resulting synergies that such business acquisition brings to the Company’s existing operations. The goodwill related to the Ventev and Nicor acquisitions is not deductible for tax purposes.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's 2025 acquisitions of Ventev and Nicor. The final determination of the fair value of certain assets and liabilities will be completed within the applicable one year measurement period as required by FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations and financial position. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for the Company's 2025 acquisitions of Ventev and Nicor (in millions):

Tangible assets acquired	$27.6
Intangible assets	53.1
Goodwill	66.4
Deferred tax liabilities, net	(13.8)
Other liabilities assumed	(4.2)
Total Estimate of Consideration Transferred, Net of Cash Acquired	$129.1

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Pro forma information related to these acquisitions has not been included because the impact of net sales and earnings related to these acquisitions for the nine months ended September 30, 2025 was not material to the Company’s condensed consolidated results of operations.

Subsequent Event - Acquisition of DMC Power
On October 1, 2025, the Company acquired all of the issued and outstanding equity of Power Rose Acquisition, Inc., a Delaware corporation ("Power Rose" and together with its subsidiaries, "DMC Power") for approximately $825 million, net of cash acquired, subject to customary purchase price adjustments. DMC Power is a provider of connectors and tooling for utility substation and transmission markets. DMC Power will be added to the Utility Solutions segment. As this acquisition closed on October 1, 2025 the results of operations, assets and liabilities of DMC Power are not included in the Company's condensed consolidated results as of September 30, 2025.
HUBBELL INCORPORATED-Form 10-Q    11

Back to Content

The Company financed the acquisition of DMC Power with net proceeds from borrowings under a new unsecured term loan facility in the aggregate principal amount of $600 million and issuances of commercial paper.

The acquisition will be accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Due to the close proximity of the acquisition date and the Company's filing of it's quarterly report on Form 10-Q for the nine months ended September 30, 2025, the initial accounting for the business combination is incomplete, and therefore we are unable to disclose the information required by ASC 805, Business Combinations. We will include the relevant disclosures required in the fourth quarter of 2025.

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

Under the terms of the transaction, Hubbell and the buyer entered into a transition services agreement (“TSA”), pursuant to which the Company agreed to provide certain administrative and operational services for a period of 12 months or less. Income from the TSA for the three and nine months ended September 30, 2025 was $0.5 million and $1.9 million, respectively, while income from the TSA for the three and nine months ended September 30, 2024 was $1.6 million and $6.1 million respectively. All income from the TSA was recorded in Other expense, net in the Condensed Consolidated Statements of Income.
In the second quarter of 2025, the Company sold a product line from the Electrical Solutions segment for $2.6 million, and recognized a $0.4 million pre-tax loss on the disposition, which is recorded within Total other expense in the Company's Condensed Consolidated Statements of Income.

HUBBELL INCORPORATED-Form 10-Q    12

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

The following table presents disaggregated revenue by business group. In July 2024 and September 2025, we internally reorganized certain businesses within our Electrical Solutions segment. Those re-organizations streamline the organization and align the organization to better serve our customers. These changes had no impact to our reportable segments. In conjunction with these changes, prior period amounts have been reclassified to conform to the current organizational structure. In addition, the residential lighting business, included in the Retail and Builder section below, was sold in the first quarter of 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Net sales
Grid Infrastructure	$714.8	$654.2	$2,031.2	$1,921.5
Grid Automation	229.0	278.9	705.2	832.1
Total Utility Solutions	$943.8	$933.1	$2,736.4	$2,753.6
Electrical Products	$233.6	$205.9	$664.7	$635.8
Industrial	325.0	303.6	950.8	883.6
Retail and Builder	—	—	—	21.2
Total Electrical Solutions	$558.6	$509.5	$1,615.5	$1,540.6
TOTAL	$1,502.4	$1,442.6	$4,351.9	$4,294.2

HUBBELL INCORPORATED-Form 10-Q    13

Back to Content
The following table presents disaggregated third-party Net sales by geographic location (the Company defines “international” as operations based outside of the United States and its possessions):

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2025	2024	2025	2024
Net sales
United States	$905.3	$887.0	$2,614.7	$2,619.9
International	38.5	46.1	121.7	133.7
Total Utility Solutions	$943.8	$933.1	$2,736.4	$2,753.6
United States	$484.2	$433.5	$1,405.5	$1,315.6
International	74.4	76.0	210.0	225.0
Total Electrical Solutions	$558.6	$509.5	$1,615.5	$1,540.6
TOTAL	$1,502.4	$1,442.6	$4,351.9	$4,294.2

Contract Balances

Our contract liabilities consist of advance customer payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $137.6 million as of September 30, 2025 compared to $148.0 million as of December 31, 2024. The $10.4 million decrease in our contract liabilities balance was primarily due to the recognition of $77.9 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2025, partially offset by a $67.5 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. The ending balance of contract assets as of September 30, 2025 and December 31, 2024, was $49.4 million and $38.0 million, respectively, with the increase being driven by revenue recognized in excess of billings. Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2025.

Unsatisfied Performance Obligations

As of September 30, 2025, the Company had approximately $30 million of unsatisfied performance obligations for contracts with an original expected length of greater than one year, primarily relating to long-term contracts within the Utility Solutions segment to deliver and install meters, metering communications and grid monitoring sensor technology. The Company expects that a majority of the unsatisfied performance obligations will be completed and recognized over the next two years.

HUBBELL INCORPORATED-Form 10-Q    14

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
HUBBELL INCORPORATED-Form 10-Q    15

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales:
Utility Solutions	$943.8	$933.1	$2,736.4	$2,753.6
Electrical Solutions	558.6	509.5	1,615.5	1,540.6
Total Net Sales	$1,502.4	$1,442.6	$4,351.9	$4,294.2
Cost of Goods Sold:
Utility Solutions	$602.8	$605.0	$1,785.8	$1,845.3
Electrical Solutions	355.3	331.6	1,027.1	995.5
Total Cost of Goods Sold	$958.1	$936.6	$2,812.9	$2,840.8
Gross Profit:
Utility Solutions	$341.0	$328.1	$950.6	$908.3
Electrical Solutions	203.3	177.9	588.4	545.1
Total Gross Profit	$544.3	$506.0	$1,539.0	$1,453.4
Selling and Administrative Expenses:
Utility Solutions	$121.7	$108.9	$362.3	$344.2
Electrical Solutions	92.0	84.4	279.4	275.8
Total Selling and Administrative Expenses	$213.7	$193.3	$641.7	$620.0
Operating Income:
Utility Solutions	$219.3	$219.2	$588.3	$564.1
Electrical Solutions	111.3	93.5	309.0	269.3
Total Operating Income	$330.6	$312.7	$897.3	$833.4
Loss on disposition of business	—	—	(0.4)	(5.3)
Other (expense) income, net	(5.9)	(5.6)	(17.4)	(7.5)
Interest expense, net	(13.6)	(18.7)	(41.9)	(59.6)
Income Before Income Taxes	$311.1	$288.4	$837.6	$761.0
Operating Income as a % of Net Sales
Utility Solutions	23.2%	23.5%	21.5%	20.5%
Electrical Solutions	19.9%	18.4%	19.1%	17.5%
Total Operating Income as a % of Net Sales	22.0%	21.7%	20.6%	19.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures:
Utility Solutions	$18.8	$19.5	$54.7	$65.8
Electrical Solutions	11.7	18.7	41.7	46.6
TOTAL CAPITAL EXPENDITURES	$30.5	$38.2	$96.4	$112.4
Depreciation and Amortization:
Utility Solutions	$35.6	$37.4	$103.8	$123.4
Electrical Solutions	13.8	11.9	40.8	35.4
TOTAL DEPRECIATION AND AMORTIZATION	$49.4	$49.3	$144.6	$158.8
HUBBELL INCORPORATED-Form 10-Q    16

Back to Content

	September 30, 2025	December 31, 2024
Assets:
Utility Solutions	$4,734.6	$4,569.1
Electrical Solutions	2,163.6	1,943.4
General Corporate	628.7	335.2
TOTAL ASSETS	$7,526.9	$6,847.7

NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Raw material	$436.6	$409.9
Work-in-process	222.7	218.5
Finished goods	394.4	382.0
TOTAL	$1,053.7	$1,010.4
See Note 1 regarding change in accounting method for inventories to FIFO from LIFO.

HUBBELL INCORPORATED-Form 10-Q    17

Back to Content
NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the nine months ended September 30, 2025, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2024	$1,868.4	$632.4	$2,500.8
Current year dispositions(1)	—	(0.3)	(0.3)
Current year acquisitions(1)	26.4	40.0	66.4
Foreign currency translation	18.0	3.9	21.9
BALANCE AT SEPTEMBER 30, 2025	$1,912.8	$676.0	$2,588.8
 (1) Refer to Note 2 - Business Acquisitions and Dispositions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	September 30, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$235.0	$(101.8)	$232.4	$(95.2)
Customer relationships, developed technology and other	1,562.6	(669.7)	1,511.4	(602.0)
TOTAL DEFINITE-LIVED INTANGIBLES	$1,797.6	$(771.5)	$1,743.8	$(697.2)
Indefinite-lived:
Tradenames and other	33.8	—	33.4	—
TOTAL OTHER INTANGIBLE ASSETS	$1,831.4	$(771.5)	$1,777.2	$(697.2)

Amortization expense associated with definite-lived intangible assets was $24.7 million and $28.4 million during the three months ended September 30, 2025 and 2024, respectively, and $74.0 million and $85.4 million during the nine months ended September 30, 2025 and 2024, respectively. Future amortization expense associated with these intangible assets is estimated to be $24.4 million for the remainder of 2025, $93.3 million in 2026, $90.4 million in 2027, $86.4 million in 2028, $82.1 million in 2029, and $75.8 million in 2030. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful lives, or using a straight-line method. Approximately 85% of the gross value of definite-lived intangible assets follow an accelerated amortization method.

The organizational change in September 2025 described in Note 3 - Revenue resulted in a change in the Company's reporting units within the Electrical Solutions segment. As a result of the change in reporting units, the Company performed an interim goodwill impairment assessment, for the updated reporting units within the Electrical Solutions segment. Because the change did not affect the Utility Solutions segment, no interim goodwill impairment assessment was required for that segment.

The Company elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting units to their carrying values. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment exists. The impairment testing resulted in implied fair values for each reporting unit within the Electrical Solutions segment that significantly exceeded such reporting unit's carrying value, including goodwill. The Company did not have any reporting units within the Electrical Solutions segment with zero or negative carrying amounts.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Content
NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	September 30, 2025	December 31, 2024
Customer program incentives	$59.0	$51.7
Accrued income taxes	22.5	21.4
Contract liabilities - deferred revenue	124.3	134.6
Customer refund liability	20.2	20.1
Accrued warranties short-term(1)	19.7	20.6
Current operating lease liabilities	36.9	34.2
Other	92.5	89.8
TOTAL	$375.1	$372.4
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	September 30, 2025	December 31, 2024
Pensions	$145.6	$167.1
Other post-retirement benefits	12.8	12.9
Deferred tax liabilities	304.4	277.1
Accrued warranties long-term(1)	20.1	21.1
Non-current operating lease liabilities	116.5	117.3
Other	135.4	124.7
TOTAL	$734.8	$720.2
(1) Refer to Note 22 - Guarantees, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    19

Back to Content
NOTE 9 Total Equity

A summary of changes in total equity for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2024	$0.6	$2.6	$3,779.5	$(386.5)	$3,396.2	$14.4
Net income	—	—	407.4	—	407.4	2.6
Other comprehensive (loss) income	—	—	—	51.8	51.8	—
Stock-based compensation	—	20.7	—	—	20.7	—
Acquisition/surrender of common shares(1)	—	(22.0)	(223.9)	—	(245.9)	—
Cash dividends declared ($2.64 per share)	—	—	(141.2)	—	(141.2)	—
Dividends to noncontrolling interest	—	—	—	—	—	(5.9)
Directors deferred compensation	—	(1.3)	—	—	(1.3)	—
BALANCE AT JUNE 30, 2025	$0.6	$—	$3,821.8	$(334.7)	$3,487.7	$11.1
Net income	—	—	255.5	—	255.5	1.2
Other comprehensive (loss) income	—	—	—	4.0	4.0	—
Stock-based compensation	—	6.3	—	—	6.3	—
Acquisition/surrender of common shares(1)	—	(2.1)	—	—	(2.1)	—
Cash dividends declared ($1.32 per share)	—	—	(70.3)	—	(70.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.6)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2025	$0.6	$4.4	$4,007.0	$(330.7)	$3,681.3	$11.7
HUBBELL INCORPORATED-Form 10-Q    20

Back to Content

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2023	$0.6	$6.1	$3,309.4	$(312.4)	$3,003.7	$12.3
Net income	—	—	354.6	—	354.6	2.9
Other comprehensive (loss) income	—	—	—	(26.6)	(26.6)	—
Stock-based compensation	—	18.9	—	—	18.9	—
Acquisition/surrender of common shares(1)	—	(23.1)	(23.9)	—	(47.0)	—
Cash dividends declared ($2.44 per share)	—	—	(131.3)	—	(131.3)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT JUNE 30, 2024	$0.6	$2.1	$3,508.8	$(339.0)	$3,172.5	$13.7
Net income	—	—	226.2	—	226.2	1.6
Other comprehensive (loss) income	—	—	—	20.0	20.0	—
Stock-based compensation	—	5.3	—	—	5.3	—
Acquisition/surrender of common shares(1)	—	(6.4)	(10.6)	—	(17.0)	—
Cash dividends declared ($1.22 per share)	—	—	(65.5)	—	(65.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(1.5)
Directors deferred compensation	—	0.2	—	—	0.2	—
BALANCE AT SEPTEMBER 30, 2024	$0.6	$1.2	$3,658.9	$(319.0)	$3,341.7	$13.8
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $223.9 million and $34.5 million in the first nine months of 2025 and 2024, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    21

Back to Content

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2025 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2024	$1.0	$(0.3)	$(193.4)	$(193.8)	$(386.5)
Other comprehensive income (loss) before reclassifications	(0.6)	0.8	—	49.3	49.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	6.7	—	6.3
Current period other comprehensive income (loss)	(1.0)	0.8	6.7	49.3	55.8
BALANCE AT SEPTEMBER 30, 2025	$—	$0.5	$(186.7)	$(144.5)	$(330.7)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	2025	2024	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	$—	$—	Net sales
	(0.1)	0.1	0.6	0.3	Cost of goods sold
	—	—	—	—	Other expense, net
	(0.1)	0.1	0.6	0.3	Total before tax
	—	—	(0.2)	(0.1)	Tax benefit (expense)
	$(0.1)	$0.1	$0.4	$0.2	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Actuarial gains (losses) (a)	(2.7)	(2.4)	(8.3)	(7.6)
	(2.8)	(2.5)	(8.6)	(7.9)	Total before tax
	0.6	0.6	1.9	1.8	Tax benefit (expense)
	$(2.2)	$(1.9)	$(6.7)	$(6.1)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(2.3)	$(1.8)	$(6.3)	$(5.9)	Gain (loss) net of tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 12 - Pension and Other Benefits in the Notes to Condensed Consolidated Financial Statements for additional details).
HUBBELL INCORPORATED-Form 10-Q    22

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

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Hubbell Incorporated	$255.5	$226.2	$662.9	$580.8
Less: Earnings allocated to participating securities	(0.4)	(0.4)	(1.1)	(1.1)
Net income available to common shareholders	$255.1	$225.8	$661.8	$579.7

Denominator:
Average number of common shares outstanding	53.1	53.7	53.3	53.7
Potential dilutive common shares	0.3	0.3	0.3	0.3
Average number of diluted shares outstanding	53.4	54.0	53.6	54.0

Earnings per share:
Basic earnings per share	$4.80	$4.21	$12.42	$10.80
Diluted earnings per share	$4.77	$4.18	$12.35	$10.73

The Company did not have any significant anti-dilutive securities outstanding during the three and nine months ended September 30, 2025 and 2024.
HUBBELL INCORPORATED-Form 10-Q    23

Back to Content
NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Three Months Ended September 30,
Service cost	$0.1	$0.1	$—	$—
Interest cost	8.8	8.4	0.2	0.2
Expected return on plan assets	(7.2)	(7.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.9	2.5	(0.2)	(0.1)
NET PERIODIC BENEFIT COST	$4.7	$3.4	$—	$0.1
Nine Months Ended September 30,
Service cost	$0.3	$0.4	$—	$—
Interest cost	26.4	25.0	0.6	0.6
Expected return on plan assets	(21.4)	(23.0)	—	—
Amortization of prior service cost	0.3	0.3	—	—
Amortization of actuarial losses (gains)	8.8	7.9	(0.5)	(0.3)
NET PERIODIC BENEFIT COST	$14.4	$10.6	$0.1	$0.3

Employer Contributions

The Company contributed $20.0 million to its U.S. qualified plans and $1.4 million to its foreign pension plans during the nine months ended September 30, 2025. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2025.
HUBBELL INCORPORATED-Form 10-Q    24

Back to Content
NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2025 and December 31, 2024, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the nine months ended September 30, 2025 and 2024 are set forth below (in millions):

	2025	2024
BALANCE AT JANUARY 1, (a)	$41.7	$39.2
Provision	9.3	7.7
Expenditures/payments/other	(11.2)	(6.8)
BALANCE AT SEPTEMBER 30, (a)	$39.8	$40.1
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    25

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
At September 30, 2025, our accounts receivable balance was $909.9 million, net of allowances of $13.4 million. During the nine months ended September 30, 2025, our allowances increased by approximately $2.1 million.
Investments

At September 30, 2025 and December 31, 2024, the Company had $79.2 million and $69.6 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $78.7 million and $70.1 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2025 or September 30, 2024. As of September 30, 2025 and December 31, 2024, the unrealized losses attributable to our available-for-sale debt securities were $0.4 million and $0.6 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $18.3 million at September 30, 2025 and $40.5 million at December 31, 2024.

The Company also had trading securities of $31.7 million at September 30, 2025 and $28.1 million at December 31, 2024 that are carried on the balance sheets at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statements of Income.

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

HUBBELL INCORPORATED-Form 10-Q    26

Back to Content
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
September 30, 2025
Money market funds(a)	$416.4	$—	$—	$416.4
Time Deposits(b)	—	3.0	—	3.0
Available for sale investments	—	79.2	—	79.2
Trading securities	31.7	—	—	31.7
Deferred compensation plan liabilities	(31.7)	—	—	(31.7)
Derivatives:
Forward exchange contracts-Assets(c)	—	0.3	—	0.3
Forward exchange contracts-(Liabilities)(d)	—	(0.2)	—	(0.2)
TOTAL	$416.4	$82.3	$—	$498.7

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2024
Money market funds(a)	$63.2	$—	$—	$63.2
Time Deposits(b)	—	3.1	—	3.1
Available for sale investments	—	69.6	—	69.6
Trading securities	28.1	—	—	28.1
Deferred compensation plan liabilities	(28.1)	—	—	(28.1)
Derivatives:
Forward exchange contracts-Assets(c)	—	1.4	—	1.4
TOTAL	$63.2	$74.1	$—	$137.3
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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $3.4 million and $4.7 million of trading securities related to these deferred compensation plans during the nine months ended September 30, 2025 and 2024, respectively. As a result of participant distributions, the Company sold $3.3 million of these trading securities during the nine months ended September 30, 2025 and $2.9 million during the nine months ended September 30, 2024. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.

HUBBELL INCORPORATED-Form 10-Q    27

Back to Content

Long Term Debt

As of September 30, 2025 and December 31, 2024, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, including the $399.7 million and $0.0 million, respectively, current portion of the Senior notes due in 2026 (the “2026 Notes”), was $1,444.5 million and $1,442.7 million, respectively. The estimated fair value of the long-term debt as of September 30, 2025 and December 31, 2024 was $1,406.6 million and $1,367.3 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

HUBBELL INCORPORATED-Form 10-Q    28

Back to Content
NOTE 16 Restructuring Costs and Other

In the three and nine months ended September 30, 2025, we incurred costs for restructuring actions initiated in 2025 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$1.6	$0.1	$0.4	$—	$2.0	$0.1
Electrical Solutions	2.2	1.2	1.5	—	3.7	1.2
Total Pre-Tax Restructuring Costs	$3.8	$1.3	$1.9	$—	$5.7	$1.3

	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$5.0	$2.7	$0.5	$1.6	$5.5	$4.3
Electrical Solutions	3.2	5.2	1.5	1.5	4.7	6.7
Total Pre-Tax Restructuring Costs	$8.2	$7.9	$2.0	$3.1	$10.2	$11.0

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/25	Pre-tax Restructuring Costs	Utilization and Foreign Currency Exchange	Ending Accrued Restructuring Balance 9/30/25
2025 Restructuring Actions
Severance	$—	$4.6	$(2.9)	$1.7
Asset write-downs	—	1.5	(1.5)	—
Facility closure and other costs	—	2.3	(2.2)	0.1
Total 2025 Restructuring Actions	$—	$8.4	$(6.6)	$1.8
2024 and Prior Restructuring Actions
Severance	$4.5	$0.4	$(1.1)	$3.8
Asset write-downs	—	—	—	—
Facility closure and other costs	0.1	1.4	(1.4)	0.1
Total 2024 and Prior Restructuring Actions	$4.6	$1.8	$(2.5)	$3.9
Total Restructuring Actions	$4.6	$10.2	$(9.1)	$5.7

HUBBELL INCORPORATED-Form 10-Q    29

Back to Content
The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2024	Costs incurred in the first nine months of 2025	Remaining costs at 9/30/2025
2025 Restructuring Actions
Utility Solutions	$8.0	$—	$5.3	$2.7
Electrical Solutions	3.4	—	3.1	0.3
Total 2025 Restructuring Actions	$11.4	$—	$8.4	$3.0
2024 and Prior Restructuring Actions
Utility Solutions	$4.7	$4.5	$0.2	$—
Electrical Solutions	13.6	8.3	1.6	3.7
Total 2024 and Prior Restructuring Actions	$18.3	$12.8	$1.8	$3.7
Total Restructuring Actions	$29.7	$12.8	$10.2	$6.7

NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	September 30, 2025	December 31, 2024
Senior notes at 3.35%(a)	2026	$—	$399.2
Senior notes at 3.15%	2027	299.0	298.6
Senior notes at 3.50%	2028	448.3	447.7
Senior notes at 2.300%	2031	297.5	297.2
TOTAL LONG-TERM DEBT(b)		$1,044.8	$1,442.7
(a)The Senior notes at 3.35% were reclassified to current at March 31, 2025.
(b)Long-term debt is presented net of debt issuance costs and unamortized discounts.

2025 Term Loan

On September 29, 2025, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Term Loan Agreement provides the Company, with the ability to borrow up to $600 million on an unsecured basis to finance the DMC Power acquisition, repay certain existing indebtedness of DMC Power and pay fees, costs and expenses in connection with the foregoing.

On October 1, 2025, the Company borrowed $600 million under the Term Loan Agreement (the "Loans") to pay a portion of the purchase price for the DMC Power acquisition. The Loans were made in a single borrowing and will be due and payable on September 29, 2028. The Loans bear interest based on the Term SOFR Rate (as defined in the Term Loan Agreement), plus an applicable interest addition based on Hubbell's credit ratings. Hubbell also paid to the lenders certain customary fees under the Term Loan Agreement. There were no amounts outstanding under the Term Loan as of September 30, 2025.

The Term Loan Agreement contains representations and warranties and affirmative and negative covenants customary for an unsecured financing of this type, as well as a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2025.

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

HUBBELL INCORPORATED-Form 10-Q    30

Back to Content
Commitments under the Revolving Credit Agreement may be conditionally increased to an aggregate amount not to exceed $1.5 billion. The Revolving Credit Agreement includes a $50.0 million sub-limit for the issuance of letters of credit. The sum of the dollar amount of loans and letters of credit to the Foreign Subsidiary Borrowers under the Revolving Credit Agreement may not exceed $100.0 million.

The interest rate applicable to borrowings under the Revolving Credit Agreement is either (i) the alternate base rate (as defined in the Revolving Credit Agreement) or (ii) the term SOFR rate (as defined in the Revolving Credit Agreement) plus an applicable margin based on the Company's credit ratings.

All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of September 30, 2025, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2025.

2021 Credit Facility

The Company had a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provided a $750 million committed revolving credit facility, which was terminated in connection with entry into the Revolving Credit Agreement.

Short-Term Debt and Current Portion of Long-Term Debt

The Company had $951.5 million and $125.4 million of short-term debt and current portion of long-term debt outstanding at September 30, 2025 and December 31, 2024, respectively, composed of the following:

•$399.7 million of the 2026 Notes are listed as current as of September 30, 2025, as the 2026 Notes are due in March 2026.

•$550.0 million of commercial paper borrowings outstanding at September 30, 2025, and $123.0 million of commercial paper borrowings outstanding at December 31, 2024. The increase in commercial paper during the first nine months of 2025 was utilized to repurchase $225.0 million of treasury stock and to partially fund the acquisitions of Ventev, Nicor and DMC Power.

•$1.8 million and $2.4 million of other short-term debt outstanding at September 30, 2025 and December 31, 2024, respectively, which consisted of borrowings outstanding under our commercial card program.

HUBBELL INCORPORATED-Form 10-Q    31

Back to Content
Note 18 Stock-Based Compensation

As of September 30, 2025, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated Incentive Award Plan as may be amended and restated from time to time (the “Award Plan”). Under the Award Plan, the Company may authorize up to 10.3 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2025, the Company's grant of stock-based awards included restricted stock, SARs and performance shares. There were no material awards granted during the three months ended September 30, 2025 and the three months ended June 30, 2025.

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

In February 2025, the Company granted 66,369 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during February 2025:

HUBBELL INCORPORATED-Form 10-Q    32

Back to Content

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2025	1.2%	24.2%	4.4%	4.8 years	$100.15

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

Grant Date	Fair Value	Performance Period	Payout Range
February 2025	$380.99	Jan 2025 - Dec 2027	0%-200%

HUBBELL INCORPORATED-Form 10-Q    33

Back to Content
NOTE 19 Subsequent Events

On October 1, 2025, the Company acquired all of the issued and outstanding equity of DMC Power for approximately $825 million, net of cash acquired, subject to customary purchase price adjustments. DMC Power is a provider of connectors and tooling for utility substation and transmission markets. DMC Power will be added to the Utility Solutions segment.

The Company financed the acquisition of DMC Power using a combination of commercial paper issuances in September 2025 and borrowings in the aggregate principal amounts of $600 million under the Term Loan Agreement on October 1, 2025.

Refer to Note 2 Business Acquisitions and Dispositions and Note 17 Debt and Financing Arrangements, in the Notes to the Condensed Consolidated Financial Statements for additional information.

HUBBELL INCORPORATED-Form 10-Q    34

Back to Content

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner and operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, Ireland and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 17,600 individuals worldwide as of September 30, 2025.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the nine months ended September 30, 2025 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

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

HUBBELL INCORPORATED-Form 10-Q    35

Back to Content
Additionally, international tensions, such as the conflicts in the Middle East and Ukraine, as well as trade and other tensions, including those with China, Mexico and Canada may affect demand for our products, as well as our production costs. In particular, recent tariff and other trade actions by the U.S. and other countries and the widespread uncertainty and international tensions resulting therefrom, including, without limitation, the effect on the value of the U.S. dollar relative to other currencies, may adversely affect demand for our products, disrupt our supply chains, increase manufacturing costs and adversely affect our revenues, cost of sales and production volumes, any of which could materially and adversely harm our business, financial condition and results of operations. Moreover, the unpredictability of changes in trade policy negatively affects our ability to respond to these actions and contributes to volatility in the securities markets that can materially affect the trading price of our securities. See also Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in this Quarterly Report on Form 10-Q for further information.

In the first quarter of 2025, the Company acquired all of the issued and outstanding equity of Alliance USAcqCo 2, Inc. (“Ventev”), a leading manufacturer and provider of a complete ecosystem of solutions to power, protect, and connect wireless networks. The Ventev business has been added to the Electrical Solutions segment.

In the third quarter of 2025, the Company acquired all of the issued and outstanding equity of Nicor, Inc., ("Nicor") for approximately $56 million, net of cash acquired, subject to customary purchase price adjustments. Nicor designs and manufactures water metering endpoint solutions to integrate and optimize advanced metering infrastructure ("AMI") networks. Such solutions include polymer meter box lids and covers. Nicor has been added to the Utility Solutions segment.

On October 1, 2025, the Company acquired all of the issued and outstanding equity of Power Rose Acquisition, Inc., ("Power Rose" and together with its subsidiaries, "DMC Power") for approximately $825 million, net of cash acquired, subject to customary purchase price adjustments. DMC Power is a provider of connectors and tooling for utility substation and transmission markets. DMC Power will be added to the Utility Solutions segment.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Content
Results of Operations – Third Quarter of 2025 compared to the Third Quarter of 2024

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (the “Condensed Financial Statements”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the second quarter of 2025, the Company elected to change its method of accounting for certain inventories in the U.S. from last in, first out ("LIFO") to first in, first out ("FIFO"). The change to FIFO is preferable because it conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. The Company retrospectively applied this change in accounting principle to all prior periods. For further information regarding the change in accounting principle, see Note 1 Basis of Presentation within the condensed consolidated financial statements set forth above.

Overview

Third quarter 2025 Net sales were $1,502.4 million and increased by 4.1%, driven by an increase in organic sales volume of 3.2%, primarily due to favorable price realization and an increase from acquisitions of 0.8% from the net sales contributed by Ventev and Nicor.

Organic net sales in the Electrical Solutions segment grew by 8.3% in the third quarter of 2025 led by continued strength in the datacenter and industrial markets and higher price realization. In the Utility Solutions segment, organic net sales increased 0.5% on higher volume from Grid Infrastructure products along with higher price realization, partially offset by lower volumes from Grid Automation due to weak AMI and meter project activity.

Operating margin in the third quarter of 2025 expanded by 30 basis points to 22.0%. Adjusted operating margin, which excludes amortization of acquisition-related intangibles and transaction, integration and separation costs, was 23.9% and increased by 10 basis points. Margin expansion in the quarter was primarily driven by benefits from operational productivity and favorable price realization, partially offset by margin contraction driven by continued material and other cost inflation, including tariff expense. See further discussion within Segment Results below.

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended September 30,
	2025	% of Net sales	2024	% of Net sales
Net sales	$1,502.4		$1,442.6
Cost of goods sold	958.1	63.8%	936.6	64.9%
Gross profit	544.3	36.2%	506.0	35.1%
Selling & administrative (“S&A”) expense	213.7	14.2%	193.3	13.4%
Operating income	330.6	22.0%	312.7	21.7%
Net income	256.7	17.1%	227.8	15.8%
Less: Net income attributable to non-controlling interest	(1.2)	(0.1)%	(1.6)	(0.1)%
Net income attributable to Hubbell Incorporated	255.5	17.0%	226.2	15.7%
Less: Earnings allocated to participating securities	(0.4)		(0.4)
Net income available to common shareholders	$255.1		$225.8
Average number of diluted shares outstanding	53.4		54.0
DILUTED EARNINGS PER SHARE	$4.77		$4.18
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

HUBBELL INCORPORATED-Form 10-Q    37

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

The acquisition and integration of DMC Power will result in significant transaction and integration costs, and the acquisitions and dispositions completed by the company in the fourth quarter of 2023 resulted in a significant increase in transaction, integration and separation costs. As a result, we believe excluding such costs relating to these transactions provides useful and more comparable information for investors to better assess our operating performance from period to period.

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
HUBBELL INCORPORATED-Form 10-Q    38

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

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended September 30,
	2025	% of Net sales	2024	% of Net sales
Operating income (GAAP measure)	$330.6	22.0%	$312.7	21.7%
Amortization of acquisition-related intangible assets	24.7	1.7%	28.1	1.9%
Transaction, integration and separation costs	3.1	0.2%	2.9	0.2%
Adjusted operating income (non-GAAP measure)	$358.4	23.9%	$343.7	23.8%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended September 30,
	2025	Diluted Per Share	2024	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$255.5	$4.77	$226.2	$4.18
Amortization of acquisition-related intangible assets	24.7	0.47	28.1	0.52
Transaction, integration and separation costs	3.1	0.06	2.9	0.05
Loss on disposition of business	—	—	—	—
Subtotal	$283.3	$5.30	$257.2	$4.75
Income tax effects(1)	6.7	0.12	7.5	0.13
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$276.6	$5.18	$249.7	$4.62
Less: Earnings allocated to participating securities	(0.4)	(0.01)	(0.4)	(0.01)
Adjusted net income available to common shareholders (non-GAAP measure)	$276.2	$5.17	$249.3	$4.61
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (GAAP measure)	$59.8	4.1	$66.8	4.9
Impact of acquisitions	11.5	0.8	128.6	9.4
Impact of divestitures	—	—	(45.6)	(3.3)
Foreign currency exchange	1.6	0.1	(2.4)	(0.2)
Organic net sales growth (non-GAAP measure)	$46.7	3.2	$(13.8)	(1.0)
HUBBELL INCORPORATED-Form 10-Q    39

Back to Content
Net Sales

Net sales of $1,502.4 million in the third quarter of 2025 increased by $59.8 million compared to the third quarter of 2024. Organic net sales increased by 3.2% driven by a mid single digit percentage increase in price realization, while volumes were down low single digits. Acquisitions contributed an 0.8% increase to Net sales, while foreign exchange resulted in a 0.1% increase in Net sales. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 110 basis points to 63.8% in the third quarter of 2025, resulting in gross profit margin expanding to 36.2%. Approximately five percentage points of gross profit margin expansion was driven by favorable price realization, improved operational productivity, and lower acquisition-related intangible asset amortization, partially offset by approximately four percentage points of gross profit margin contraction due to material and other cost inflation, including tariff expense.

Selling & Administrative Expenses

S&A expense in the third quarter of 2025 was $213.7 million and increased by $20.4 million or 10.6% compared to the prior year period. This increase was primarily driven by higher acquisition-related intangible asset amortization, higher professional service costs and higher restructuring costs in the current year compared to the prior year. S&A expense as a percentage of Net sales was 14.2% in the third quarter of 2025, compared to 13.4% in the third quarter of 2024.

Total Other Expense

Total other expense in the third quarter of 2025 was $19.5 million and decreased $4.8 million compared to the third quarter of 2024. The decrease was driven by a $5.1 million decrease in net interest expense due to a lower average balance of debt outstanding in the current quarter.

Income Taxes

The effective tax rate in the third quarter of 2025 decreased to 17.5% as compared to 21.0% in the third quarter of 2024, primarily due to a larger income tax benefit in the third quarter of 2025 from international restructurings, as compared to a smaller income tax benefit of international restructurings that were completed in the prior year period.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $255.5 million in the third quarter of 2025 and increased by 13.0% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the third quarter of 2025 increased by 14% as compared to the third quarter of 2024. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangible assets and transaction, integration and separation costs for both periods was $276.6 million in the third quarter of 2025 and increased by 10.8% as compared to the third quarter of 2024.
HUBBELL INCORPORATED-Form 10-Q    40

Back to Content
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended September 30,
(In millions)	2025	2024
Net sales	$943.8	$933.1
Operating income (GAAP measure)	219.3	219.2
Amortization of acquisition-related intangible assets	19.9	24.1
Transaction, integration and separation costs	3.1	1.4
Adjusted operating income (non-GAAP measure)	$242.3	$244.7
Operating margin (GAAP measure)	23.2%	23.5%
Adjusted operating margin (non-GAAP measure)	25.7%	26.2%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Utility Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (GAAP measure)	$10.7	1.2	$95.2	11.3
Impact of acquisitions	5.4	0.6	128.6	15.3
Impact of divestitures	—	—	—	—
Foreign currency exchange	0.8	0.1	(1.4)	(0.2)
Organic net sales growth (decline) (non-GAAP measure)	$4.5	0.5	$(32.0)	(3.8)

Net sales in the Utility Solutions segment in the third quarter of 2025 were $943.8 million, and increased by $10.7 million, or 1.2%, as compared to the third quarter of 2024. That increase was driven by a 0.5% increase in organic net sales, and a 0.6% increase due to acquisitions. The increase in organic net sales was driven by a low single digit increase in price realization, partially offset by a low single digit decrease due to volume. The decrease in volume reflects strength in transmission, distribution and sub station markets, which was more than offset by a decline in Grid Automation due to weak AMI and meter project activity.

Operating income in the Utility Solutions segment for the third quarter of 2025 was $219.3 million, and was approximately flat compared to the third quarter of 2024. Operating margin decreased by 30 basis points to 23.2% in the third quarter of 2025, and includes the effect of changes in amortization of acquisition-related intangible assets and transaction, integration and separation costs, as shown in the table above. Excluding amortization of acquisition-related intangible assets and transaction, integration and separation costs, the adjusted operating margin decreased by 50 basis points to 25.7%. That decrease includes approximately four percentage points of margin expansion from favorable price realization and improved operational productivity. Those factors were more than offset by approximately four percentage points of margin contraction due to material and other cost inflation, including tariff expense, unfavorable business mix and higher restructuring investments.

HUBBELL INCORPORATED-Form 10-Q    41

Back to Content
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended September 30,
(In millions)	2025	2024
Net sales	$558.6	$509.5
Operating income (GAAP measure)	111.3	93.5
Amortization of acquisition-related intangible assets	4.8	4.0
Transaction, integration and separation costs	—	1.5
Adjusted operating income (non-GAAP measure)	$116.1	$99.0
Operating margin (GAAP measure)	19.9%	18.4%
Adjusted operating margin (non-GAAP measure)	20.8%	19.4%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended September 30,
Electrical Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$49.1	9.6	$(28.4)	(5.3)
Impact of acquisitions	6.1	1.1	—	—
Impact of divestitures	—	—	(45.6)	(8.5)
Foreign currency exchange	0.8	0.2	(1.0)	(0.2)
Organic net sales growth (non-GAAP measure)	$42.2	8.3	$18.2	3.4

Net sales in the Electrical Solutions segment in the third quarter of 2025 were $558.6 million and increased by $49.1 million, or 9.6%, as compared to the third quarter of 2024. That increase includes 8.3% growth in organic net sales, and a 1.1% increase due to acquisitions. The increase in organic net sales was driven by a mid single digit percentage increase in price realization, and a low single digit increase in unit volumes.

Operating income in the Electrical Solutions segment for the third quarter of 2025 was $111.3 million and increased by 19.0% compared to the third quarter of 2024, while operating margin in the third quarter of 2025 expanded by 150 basis points to 19.9%. Excluding amortization of acquisition-related intangibles in both 2025 and 2024 and transaction, integration and separation costs in 2024, the adjusted operating margin expanded by 140 basis points to 20.8%. The increase in operating margin was primarily due to approximately seven percentage points of margin expansion from favorable price realization, operational productivity and higher unit volumes. Those factors were partially offset by approximately five percentage points of margin contraction driven by higher material and other cost inflation, including tariff expense and higher restructuring investments.

HUBBELL INCORPORATED-Form 10-Q    42

Back to Content
Results of Operations – Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Nine Months Ended September 30,
	2025	% of Net sales	2024	% of Net sales
Net sales	$4,351.9		$4,294.2
Cost of goods sold	2,812.9	64.6%	2,840.8	66.2%
Gross profit	1,539.0	35.4%	1,453.4	33.8%
Selling & administrative (“S&A”) expense	641.7	14.8%	620.0	14.4%
Operating income	897.3	20.6%	833.4	19.4%
Net income	666.7	15.3%	585.3	13.6%
Less: Net income attributable to non-controlling interest	(3.8)	(0.1)%	(4.5)	(0.1)%
Net income attributable to Hubbell Incorporated	662.9	15.2%	580.8	13.5%
Less: Earnings allocated to participating securities	(1.1)		(1.1)
Net income available to common shareholders	$661.8		$579.7
Average number of diluted shares outstanding	53.6		54.0
DILUTED EARNINGS PER SHARE	$12.35		$10.73

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Nine Months Ended September 30,
	2025	% of Net sales	2024	% of Net sales
Operating income (GAAP measure)	$897.3	20.6%	$833.4	19.4%
Amortization of acquisition-related intangible assets	74.6	1.7%	96.0	2.2%
Transaction, integration and separation costs	4.2	0.1%	11.9	0.3%
Adjusted operating income (non-GAAP measure)	$976.1	22.4%	$941.3	21.9%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Nine Months Ended September 30,
	2025	Diluted Per Share	2024	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$662.9	$12.35	$580.8	$10.73
Amortization of acquisition-related intangible assets	74.6	1.39	96.0	1.78
Transaction, integration & separation costs	4.2	0.08	11.9	0.22
Loss on disposition of business	0.4	0.01	5.3	0.10
Subtotal	$742.1	$13.83	$694.0	$12.83
Income tax effects(1)	18.8	0.34	19.4	0.35
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$723.3	$13.49	$674.6	$12.48
Less: Earnings allocated to participating securities	(1.2)	(0.01)	(1.3)	(0.02)
Adjusted net income available to common shareholders (non-GAAP measure)	$722.1	$13.48	$673.3	$12.46
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Content

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (GAAP measure)	$57.7	1.3	$267.1	6.6
Impact of acquisitions	20.9	0.5	345.9	8.6
Impact of divestitures	(21.1)	(0.5)	(120.9)	(3.0)
Foreign currency exchange	(9.1)	(0.3)	(0.4)	—
Organic net sales growth (non-GAAP measure)	$67.0	1.6	$42.5	1.0

Net Sales

Net sales of $4,351.9 million in the first nine months of 2025 increased by $57.7 million compared to the first nine months of 2024. Organic Net sales increased by 1.6% driven by a low single digit increase in price realization, partially offset by a low single digit percentage decrease in volumes. Foreign currency exchange resulted in a 0.3% decrease in Net sales. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 160 basis points to 64.6% in the first nine months of 2025, resulting in gross profit margin expanding to 35.4%. Approximately five percentage points of gross profit margin expansion was driven by improved operational productivity, favorable price and lower acquisition-related intangible asset amortization, partially offset by three percentage points of gross profit margin contraction due to material and other cost inflation, including tariff expense and lower volume.

Selling & Administrative Expenses

S&A expense in the first nine months of 2025 was $641.7 million and increased by $21.7 million or 3.5% compared to the prior year period. This increase was primarily driven by higher intangible amortization expense, partially offset by lower transaction, integration and separation costs in the current year period compared to the prior year period. S&A expense as a percentage of Net sales was 14.8% in the first nine months of 2025, compared to 14.4% in the first nine months of 2024.

Total Other Expense

Total other expense decreased by $12.7 million in the first nine months of 2025 to $59.7 million, primarily due to lower net interest expense of $17.7 million, due to lower outstanding debt balances, along with a $4.9 million net decrease on the loss recognized on a business disposition, primarily due to the disposal of the residential lighting business in the first quarter of 2024. These decreases were partially offset by lower transaction service revenue and higher non-service pension costs in the first nine months of 2025 compared to the same period in 2024.

Income Taxes

The effective tax rate in the first nine months 2025 decreased to 20.4% as compared to 23.1% in the first nine months of 2024, primarily due to an income tax benefit of third quarter of 2025 international restructuring compared to the income tax costs of the sale of our residential lighting business in the first quarter of 2024, and a smaller benefit of third quarter of 2024 international restructuring.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $662.9 million in the first nine months of 2025 and increased 14.1% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the first nine months of 2025 increased by 15.1% as compared to the first nine months of 2024. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangible assets and transaction, integration and separation costs and the loss on disposition of a business, was $722.1 million in the first nine months of 2025 and increased by 7.2% as compared to the first nine months of 2024.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Content
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Nine Months Ended September 30,
(In millions)	2025	2024
Net sales	$2,736.4	$2,753.6
Operating income (GAAP measure)	588.3	564.1
Amortization of acquisition-related intangible assets	59.7	83.7
Transaction, integration and separation costs	3.7	5.6
Adjusted operating income (non-GAAP measure)	$651.7	$653.4
Operating margin (GAAP measure)	21.5%	20.5%
Adjusted operating margin (non-GAAP measure)	23.8%	23.7%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Utility Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$(17.2)	(0.6)	$303.3	12.4
Impact of acquisitions	5.4	0.2	345.9	14.1
Impact of divestitures	—	—	—	—
Foreign currency exchange	(4.8)	(0.2)	(1.1)	—
Organic net sales growth (decline) (non-GAAP measure)	$(17.8)	(0.6)	$(41.5)	(1.7)

Net sales in the Utility Solutions segment in the first nine months of 2025 were $2,736.4 million, and decreased by $17.2 million, or 0.6%, as compared to the first nine months of 2024. That decrease was driven by a 0.6% decrease in organic net sales, and a 0.2% decrease due to foreign currency exchange, partially offset by a 0.2% increase due to acquisitions. The decrease in organic net sales was driven by a low single digit percentage decrease in unit volume, partially offset by a low single digit increase in price realization. The decrease in unit volume resulted largely from volume declines in Grid Automation due to weak AMI and meter project activity, partially offset by strength in substation and transmission markets.

Operating income in the Utility Solutions segment for the first nine months of 2025 was $588.3 million, an increase of 4.3% compared to the first nine months of 2024. Operating margin increased by 100 basis points to 21.5% in the first nine months of 2025, and includes the effect of lower amortization of acqusition-related intangible assets and transaction, integration and separation costs. Excluding amortization of acquisition-related intangible assets and transaction, integration and separation costs, the adjusted operating margin increased by 10 basis points to 23.8%. That increase includes approximately four percentage points of margin expansion from favorable price realization, improved operational productivity, higher restructuring and related savings and beneficial business mix. Those factors were partially offset by slightly less than four percentage points of margin contraction due to material and other cost inflation, including tariff expense.

HUBBELL INCORPORATED-Form 10-Q    45

Back to Content
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Nine Months Ended September 30,
(In millions)	2025	2024
Net sales	$1,615.5	$1,540.6
Operating income (GAAP measure)	309.0	269.3
Amortization of acquisition-related intangible assets	14.9	12.3
Transaction, integration and separation costs	0.5	6.3
Adjusted operating income (non-GAAP measure)	$324.4	$287.9
Operating margin (GAAP measure)	19.1%	17.5%
Adjusted operating margin (non-GAAP measure)	20.1%	18.7%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Nine Months Ended September 30,
Electrical Solutions	2025	Inc/(Dec) %	2024	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$74.9	4.9	$(36.2)	(2.3)
Impact of acquisitions	15.5	1.0	—	—
Impact of divestitures	(21.1)	(1.4)	(120.9)	(7.6)
Foreign currency exchange	(4.3)	(0.2)	0.7	—
Organic net sales growth (non-GAAP measure)	$84.8	5.5	$84.0	5.3

Net sales in the Electrical Solutions segment in the first nine months of 2025 were $1,615.5 million and increased by $74.9 million, or 4.9%, as compared to the first nine months of 2024. That increase includes 5.5% growth in organic net sales, which was partially offset by a 0.4% decline in net sales resulting from divestitures net of acquisitions and a 0.2% decline due to foreign currency exchange. The increase in organic net sales was driven by a low single digit percentage increase in unit volumes and a low single digit percentage increase in price realization. Volume growth in the first nine months of 2025 was driven primarily by strength in the datacenter market, while broader industrial markets were steady and residential markets were softer.

Operating income in the Electrical Solutions segment for the first nine months of 2025 was $309.0 million an increase of 14.7% compared to the first nine months of 2024, while operating margin in the first nine months of 2025 expanded by 160 basis points to 19.1%. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin expanded by 140 basis points to 20.1%. The increase in operating margin was primarily due to approximately five percentage points of margin expansion from favorable price realization, operational productivity, higher unit volumes and increased savings from restructuring and related projects. Those factors were partially offset by approximately four percentage points of margin contraction driven by higher material and other cost inflation, including tariff expense.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$582.3	$558.8
Investing activities	(215.4)	20.0
Financing activities	(42.6)	(476.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	13.0	(3.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$337.3	$99.2
HUBBELL INCORPORATED-Form 10-Q    46

Back to Content

Cash provided by operating activities for the nine months ended September 30, 2025 was $582.3 million compared to cash provided by operating activities of $558.8 million for the same period in 2024. The increase in cash provided by operations is due to higher net income and a lower use of cash for incentive payments in the first nine months of 2025 compared to the same period of the prior year. Those factors were partially offset by an increase in working capital, primarily within accounts receivable driven by higher sales volume, lower depreciation and amortization expense, and a $20.0 million contribution to our pension plan in 2025.

Cash used by investing activities was $215.4 million in the nine months ended September 30, 2025 compared to cash provided of $20.0 million during the comparable period in 2024. This change was driven by $129.1 million of cash used in 2025 to acquire Ventev and Nicor, and $122.9 million of cash proceeds in the first quarter of 2024 from the disposition of our residential lighting business.

Cash used by financing activities was $42.6 million in the nine months ended September 30, 2025 as compared to cash used of $476.4 million in the comparable period of 2024. The decrease in cash used by financing activities primarily reflects an increase in borrowings in 2025, including an approximately $225 million increase in a commercial paper borrowing in September 2025 to fund a portion of the DMC Power purchase price in the fourth quarter, as well as higher payments against term loan borrowings in 2024 and a $195.0 million increase in share repurchases in the first nine months of 2025 compared to the prior year period.

The favorable impact of foreign currency exchange rates on cash was $13.0 million for the nine months ended September 30, 2025 and the change compared to prior year is primarily related to the U.S. Dollar weakening against the Brazilian Real, British Pound, and Mexican Peso.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, and investments in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

In the first nine months of 2025, we completed two acquisitions. Ventev was acquired for approximately $73 million, expanding our portfolio of wireless network solutions within the Electrical Solutions segment and Nicor was acquired for approximately $56 million, expanding our portfolio of water metering endpoint solutions, including polymer meter box lids and covers within the Utility Solutions segment.

On October 1, 2025, the Company acquired DMC Power for approximately $825 million, net of cash acquired, subject to customary purchase price adjustments. DMC Power is a provider of connectors and tooling for utility substation and transmission markets. DMC Power will be added to the Utility Solutions segment.

We invested $96.4 million in capital expenditures on automation and productivity initiatives in the first nine months of 2025, and we also continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect our investments in restructuring and related activities to continue through the remainder of 2025 as we continue to invest in previously initiated actions and initiate further footprint consolidation, and other cost reduction initiatives.

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

HUBBELL INCORPORATED-Form 10-Q    47

Back to Content
The table below presents the restructuring and related costs incurred in the first nine months of 2025, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of September 30, 2025 and in prior years (in millions):

	Costs incurred in the nine months ended September 30, 2025	Additional expected costs	Expected completion date
2025 Restructuring Actions	$8.4	$3.0	2026
2024 and Prior Restructuring Actions	1.8	3.7	2026
Total Restructuring cost (GAAP measure)	$10.2	$6.7
Restructuring-related costs	3.3	0.6
Restructuring and related costs (Non-GAAP measure)	$13.5	$7.3

Stock Repurchase Program

On October 21, 2022, our Board of Directors approved a share repurchase program (the “2022 Program”) that authorized the repurchase of up to $300 million of common stock, which expired on October 21, 2025. At September 30, 2025, our remaining share repurchase authorization under the 2022 Program was $35.0 million. On February 12, 2025, our Board of Directors approved a new stock repurchase program (the “2025 Program”) that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. When combined with the $35.0 million of remaining share repurchase authorization under the 2022 Program, we had a total outstanding share repurchase authorization of approximately $535.0 million at September 30, 2025. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At September 30, 2025 and December 31, 2024, the Company had $1,044.8 million and $1,442.7 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs. At September 30, 2025, the Company also had $399.7 million of long-term debt maturing within the next 12 months relating to the 2026 Notes described below, which is classified within short-term debt in the Condensed Consolidated Balance Sheets.

2025 Term Loan

On September 29, 2025, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Term Loan Agreement provides the Company, with the ability to borrow up to $600 million on an unsecured basis to finance the DMC Power acquisition, repay certain existing indebtedness of DMC Power and pay fees, costs and expenses in connection with the foregoing.

On October 1, 2025, the Company borrowed $600 million under the Term Loan Agreement (the "Loans") to pay a portion of the purchase price. The Loans were made in a single borrowing and will be due and payable on September 29, 2028. The Loans bear interest based on the Term SOFR Rate (as defined in the Term Loan Agreement), plus an applicable interest addition based on Hubbell's credit ratings. Hubbell also paid the lenders certain customary fees under the Term Loan Agreement. There were no amounts outstanding under the Term Loan as of September 30, 2025.

The Term Loan Agreement contains representations and warranties and affirmative and negative covenants customary for unsecured financing of this type, as well as a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2025.

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

HUBBELL INCORPORATED-Form 10-Q    48

Back to Content
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

All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of September 30, 2025, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of September 30, 2025.

2021 Credit Facility

The Company had a five-year credit agreement with a syndicate of lenders and JPMorgan Chase, N.A., as administrative agent, that provided a $750 million committed revolving credit facility, which was terminated in connection with entry into the Revolving Credit Agreement.

Unsecured Senior Notes

At both September 30, 2025 and December 31, 2024, the Company had outstanding unsecured, senior notes (the “Notes”) in principal amounts of $400 million due in 2026 (the "2026 Notes"), $300 million due in 2027, $450 million due in 2028 and $300 million due in 2031.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, including $399.7 million relating to the 2026 Notes classified as current, was $1,445.5 million and $1,442.7 million at September 30, 2025 and December 31, 2024, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of September 30, 2025.

Short-term Debt and Current Portion of Long-Term Debt

The Company had $951.5 million and $125.4 million of short-term debt and current portion of long-term debt outstanding at September 30, 2025 and December 31, 2024, respectively, composed of the following:

•$399.7 million relating to the 2026 Notes due in March 2026 were classified as current at September 30, 2025.

•$550.0 million of commercial paper borrowings outstanding at September 30, 2025, and $123.0 million of commercial paper borrowings outstanding at December 31, 2024. The increase in commercial paper during the first nine months of 2025 was used for the repurchase of $225.0 million of treasury stock and to partially fund the acquisition of Ventev, Nicor and DMC Power.

•$1.8 million and $2.4 million of other short term debt outstanding at September 30, 2025 and December 31, 2024, respectively, which consisted of borrowings outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	September 30, 2025	December 31, 2024
Total Debt (GAAP measure)	$1,996.3	$1,568.1
Hubbell Incorporated Shareholders’ Equity	3,681.3	3,396.2
TOTAL CAPITAL (GAAP measure)	$5,677.6	$4,964.3
Total Debt to Total Capital (GAAP measure)	35%	32%
Cash and Investments	780.7	429.9
Net Debt (non-GAAP measure)	$1,215.6	$1,138.2
Net Debt to Total Capital (non-GAAP measure)	21%	23%
HUBBELL INCORPORATED-Form 10-Q    49

Back to Content
Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first nine months of 2025, we returned capital to our shareholders by paying $211.1 million of dividends on our common stock and using $225.0 million of cash for share repurchases.

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

Our sources of funds and available resources to meet our funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $666.8 million of cash and cash equivalents at September 30, 2025, of which approximately 43% was held inside the United States and the remainder held internationally.

◦Our Revolving Credit Agreement provides a $1.0 billion committed revolving credit facility and commitments under the Revolving Credit Agreement may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.5 billion. Annual commitment fees to support availability under the Revolving Credit Agreement are not material. Although not the principal source of liquidity, we believe our Revolving Credit Agreement is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the Revolving Credit Agreement related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $1.0 billion of borrowing capacity under the Revolving Credit Agreement was available to the Company at September 30, 2025.

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

In the second quarter of 2025, the Company elected to change its method of accounting for certain inventory in the U.S. from LIFO to FIFO. The change to FIFO is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. The Company retrospectively applied this change in accounting principle to all prior periods. Refer to Note 1 Basis of Presentation for further information. During the nine months ended September 30, 2025, there were no material changes in any other of our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    50

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
•Continued softness in the grid automation market of Utility Solutions and residential market of Electrical Solutions.
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
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition-related costs.
HUBBELL INCORPORATED-Form 10-Q    51

Back to Content
•Ability to successfully manage and integrate acquired businesses, such as the acquisitions of Northern Star Holdings, Inc., Ventev, Nicor and DMC Power, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the acquired business, diversion of management's attention from ongoing business operations and opportunities, and litigation relating to the transaction.
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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the nine months ended September 30, 2025. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

HUBBELL INCORPORATED-Form 10-Q    52

Back to Content

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    53

Back to Content

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 21, 2022, we announced that the Board of Directors had approved a share repurchase program (the “2022 Program”) that authorized the repurchase of up to $300 million of common stock, which expired on October 21, 2025. At September 30, 2025, our remaining share repurchase authorization under the 2022 Program was $35.0 million. On February 12, 2025, the Board of Directors approved a new stock repurchase program (the “2025 Program”) that authorized the repurchase of up to $500.0 million of common stock and expires in February 2028. When combined with the $35.0 million of remaining share repurchase authorization under the 2022 Program, we had a total share repurchase authorization of approximately $535.0 million at September 30, 2025. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock under the repurchase programs during the quarter ended September 30, 2025.

Period	Total Number of Shares of Common Stock Purchased (000s)(1)	Average Price Paid Per Share of Common Stock(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans (in millions)	Total number of shares purchased as part of publicly announced plans (000s)
July 1, 2025 - July 31, 2025	1	$410.56	$535.0	—
August 1, 2025 - August 31, 2025	—	$—	$535.0	—
September 1, 2025 - September 30, 2025	—	$—	$535.0	—
TOTAL FOR THE QUARTER ENDED September 30, 2025	1	$410.56	$535.0	—
(1) The total number of share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted stock awards.

ITEM 5	Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    54

Back to Content

ITEM 6	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, effective May 6, 2025	S-8	333- 287002	3.1	5/6/2025
3.2	Amended and Restated By-Laws of the Company, effective May 6, 2025	S-8	333- 287002	3.2	5/6/2025
10.1	Term Loan Agreement, dated as of September 29, 2025, by and among Hubbell Incorporated, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	8-K	001- 2958	10.1	10/1/2025
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101
The following materials from Hubbell Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
						*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    55

Back to Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2025

HUBBELL INCORPORATED

By	/s/ William R. Sperry	By	/s/ Jonathan M. Del Nero
	William R. Sperry		Jonathan M. Del Nero
	Executive Vice President and Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    56