Form 10-Q
period 2026-03-31
HUBBELL INC
filed 2026-05-01
CIK 48898

Back to Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

•whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes	☐	No	☑
 The number of shares outstanding of Hubbell common stock as of April 27, 2026 was 52,841,777.
HUBBELL INCORPORATED-Form 10-Q    1

Back to Contents

HUBBELL INCORPORATED-Form 10-Q    2

Back to Contents

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net sales	$1,516.7	$1,365.2
Cost of goods sold	1,011.4	922.6
Gross profit	505.3	442.6
Selling & administrative expenses	241.5	212.2
Operating income	263.8	230.4
Interest expense, net	(22.0)	(13.8)
Other expense, net	(5.4)	(5.3)
Total other expense, net	(27.4)	(19.1)
Income before income taxes	236.4	211.3
Provision for income taxes	53.4	46.8
Net income	183.0	164.5
Less: Net income attributable to noncontrolling interest	(1.2)	(1.3)
Net income attributable to Hubbell Incorporated	$181.8	$163.2

Earnings per share:
Basic earnings per share	$3.42	$3.04
Diluted earnings per share	$3.41	$3.03
See notes to unaudited Condensed Consolidated Financial Statements.
HUBBELL INCORPORATED-Form 10-Q    3

Back to Contents
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$183.0	$164.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.1)	17.3
Defined benefit pension and post-retirement plans, net of taxes of $(1.0) and $(0.7)	1.4	2.4
Unrealized (loss) gain on investments, net of taxes of $0.1 and $(0.1)	(0.3)	0.2
Unrealized gain (loss) on cash flow hedges, net of taxes of $(0.2) and $0.1	0.6	(0.4)
Other comprehensive income	0.6	19.5
Comprehensive income	183.6	184.0
Less: Comprehensive income attributable to noncontrolling interest	1.2	1.3
Comprehensive income attributable to Hubbell Incorporated	$182.4	$182.7
See notes to unaudited Condensed Consolidated Financial Statements.

See notes to unaudited Condensed Consolidated Financial Statements.s to unaudited Condensed Consolidated Financial Statements.
See notes to unaudited Condensed Consolidated Financial
HUBBELL INCORPORATED-Form 10-Q    4

Back to Contents
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$501.6	$482.5
Short-term investments	15.3	15.4
Accounts receivable (net of allowances of $14.3 and $13.9)	974.4	856.9
Inventories, net	1,139.5	1,083.8
Other current assets	171.6	155.4
Total Current Assets	2,802.4	2,594.0
Property, Plant, and Equipment, net	843.4	841.2
Other Assets
Investments	99.8	98.4
Goodwill	3,059.6	3,060.8
Other intangible assets, net	1,366.2	1,394.3
Other long-term assets	246.3	240.1
TOTAL ASSETS	$8,417.7	$8,228.8
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$536.0	$289.1
Accounts payable	605.5	570.5
Accrued salaries, wages and employee benefits	90.6	115.4
Accrued insurance	89.8	83.0
Other accrued liabilities	453.1	450.7
Total Current Liabilities	1,775.0	1,508.7
Long-Term Debt	2,037.0	2,036.3
Other Non-Current Liabilities	826.5	825.9
TOTAL LIABILITIES	4,638.5	4,370.9
Commitments and contingencies (Note 15)
Hubbell Incorporated Shareholders’ Equity	3,768.6	3,847.9
Noncontrolling interest	10.6	10.0
TOTAL EQUITY	3,779.2	3,857.9
TOTAL LIABILITIES AND EQUITY	$8,417.7	$8,228.8
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    5

Back to Contents
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net income	$183.0	$164.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.2	46.9
Deferred income taxes	(3.0)	0.6
Stock-based compensation	14.4	14.4
Loss on sale of assets	0.5	0.2
Changes in assets and liabilities, excluding effects of acquisitions:
Increase in accounts receivable, net	(117.8)	(142.7)
(Increase) decrease in inventories, net	(61.2)	7.7
Increase (decrease) in accounts payable	43.3	(1.1)
Decrease in current liabilities	(25.7)	(22.7)
Changes in other assets and liabilities, net	(6.5)	(11.1)
Contribution to qualified defined benefit pension plans	—	(20.0)
Other, net	(0.6)	0.7
Net cash provided by operating activities	86.6	37.4
Cash Flows from Investing Activities
Capital expenditures	(40.6)	(26.0)
Acquisitions, net of cash acquired	2.4	(73.3)
Purchases of available-for-sale investments	(5.1)	(3.9)
Proceeds from available-for-sale investments	1.4	3.9
Other, net	0.6	—
Net cash used in investing activities	(41.3)	(99.3)
Cash Flows from Financing Activities
Borrowing of short-term debt, net	246.9	291.3
Payment of dividends	(75.4)	(70.7)
Acquisition of common shares	(167.5)	(125.0)
Other, net	(27.4)	(20.6)
Net cash (used in) provided by financing activities	(23.4)	75.0
Effect of exchange rate changes on cash and cash equivalents	(2.7)	4.1
Increase in cash and cash equivalents	19.2	17.2
Cash and cash equivalents, beginning of year	482.5	329.1
Restricted cash, included in other assets, beginning of year	1.8	2.5
Less: Restricted cash, included in Other Assets	1.9	1.9
Cash and cash equivalents, end of period	$501.6	$346.9
See notes to unaudited Condensed Consolidated Financial Statements.

HUBBELL INCORPORATED-Form 10-Q    6

Back to Contents
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Hubbell Incorporated (“Hubbell”, the “Company”, “registrant”, “we”, “our” or “us”, which references include its divisions and subsidiaries) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States of America (“U.S.”) GAAP for audited financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Hubbell Incorporated Annual Report on Form 10-K for the year ended December 31, 2025.

Supplier Finance Program Obligations

Payment Services Arrangements
The Company has ongoing agreements with financial institutions to facilitate the processing of vendor payables. Under these agreements, the Company pays the financial institution the stated amount of confirmed invoices from participating suppliers on their original maturity date. The terms of the vendor payables are not affected by vendors participating in these agreements. As a result, the amounts owed are presented as accounts payable in the Company’s Condensed Consolidated Balance Sheets, of which $99.4 million and $95.5 million was outstanding at March 31, 2026 and December 31, 2025, respectively. Either party may terminate the agreements with 30 days written notice. Cash flows under the program are reported in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Commercial Card Program
In 2021, the Company entered into an agreement with a financial institution that allows participating suppliers to receive payment for outstanding invoices through a commercial purchasing card sponsored by a financial institution. The Company is required to settle such outstanding invoices through a consolidated payment to the financial institution 15 days after the commercial card billing cycle. The Company receives the benefit of extended payment terms and a rebate from the financial institution. Either party may terminate the agreement with 60 days written notice. The amount outstanding to the financial institution is presented as short-term debt in the Company’s Condensed Consolidated Balance Sheets, of which, $2.0 million and $2.1 million was outstanding at March 31, 2026 and December 31, 2025, respectively. Cash flows under the program are reported in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

HUBBELL INCORPORATED-Form 10-Q    7

Back to Contents
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

Back to Contents
NOTE 2 Business Acquisitions

2025 Acquisitions

In the first quarter of 2025, the Company acquired all of the issued and outstanding equity of Alliance USAcqCo 2, Inc., a Delaware Corporation (“Ventev”) for approximately $73 million, net of cash acquired. Ventev is a leading manufacturer and provider of a complete ecosystem of solutions to power, protect, and connect wireless networks. The Ventev business has been added to the Electrical Solutions segment. We have recognized intangible assets of $34.5 million and goodwill of $40.0 million as a result of the acquisition. The $34.5 million of intangible assets consists primarily of customer relationships and trade names and will be amortized over a weighted average period of approximately 17 years.
In the third quarter of 2025, the Company acquired all of the issued and outstanding equity of Nicor, Inc., a Texas corporation ("Nicor") for approximately $56 million, net of cash acquired. Nicor designs and manufactures water metering endpoint solutions to integrate and optimize advanced metering infrastructure networks. Such solutions include polymer meter box lids and covers. Nicor has been added to the Utility Solutions segment. We have recognized intangible assets of $18.6 million and goodwill of $31.1 million as a result of the acquisition. The $18.6 million of intangible assets consists primarily of customer relationships and a trade name and will be amortized over a weighted average period of approximately 18 years.
On October 1, 2025, the Company acquired all of the issued and outstanding equity of Power Rose Acquisition, Inc., a Delaware corporation ("Power Rose" and together with its subsidiaries, "DMC Power") for approximately $827 million, net of cash acquired. DMC Power is a provider of swaged connection systems and tooling for utility substation and transmission markets. DMC Power has been added to the Utility Solutions segment. We have recognized intangible assets of $364.0 million and goodwill of $467.0 million as a result of the acquisition. The $364.0 million of intangible assets consists primarily of $290.0 million of customer relationships, with the remaining $74.0 million consisting of developed technology, trade names and backlog. The intangible assets will be amortized over a weighted average period of approximately 21 years.
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

HUBBELL INCORPORATED-Form 10-Q    9

Back to Contents
Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following table presents the preliminary determination of the fair values of identifiable assets acquired and liabilities assumed from the Company's 2025 acquisitions of Ventev, Nicor and DMC Power (in millions).
The final determination of the fair value of certain assets and liabilities will be completed within the applicable one year measurement period as required by FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The purchase accounting for the Ventev acquisition has been finalized.
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

Accounts receivable	$32.1
Inventories	47.6
Other current assets	2.0
Property, plant and equipment	54.3
Other non-current assets	5.4
Intangible assets	417.1
Accounts payable	(12.7)
Other accrued liabilities	(16.3)
Deferred tax liabilities, net	(106.8)
Other non-current liabilities	(4.9)
Goodwill	538.1
Total Estimate of Consideration Transferred, Net of Cash Acquired	$955.9

HUBBELL INCORPORATED-Form 10-Q    10

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

The following table presents disaggregated revenue by business group. In September 2025, we internally reorganized certain businesses within our Electrical Solutions segment. The re-organization streamlines the organization and aligns the organization to better serve our customers. This change had no impact to our reportable segments. In conjunction with this change, prior period amounts have been reclassified to conform to the current organizational structure.

	Three Months Ended March 31,
in millions	2026	2025
Net sales
Grid Infrastructure	$727.1	$617.7
Grid Automation	221.8	239.4
Total Utility Solutions	$948.9	$857.1
Electrical Products	$232.2	$205.7
Industrial	335.6	302.4
Total Electrical Solutions	$567.8	$508.1
TOTAL	$1,516.7	$1,365.2

HUBBELL INCORPORATED-Form 10-Q    11

Back to Contents
The following table presents disaggregated third-party Net sales by geographic location (the Company defines “international” as operations based outside of the United States and its possessions):

	Three Months Ended March 31,
in millions	2026	2025
Net sales
United States	$910.8	$818.1
International	38.1	39.0
Total Utility Solutions	$948.9	$857.1
United States	$495.8	$442.8
International	72.0	65.3
Total Electrical Solutions	$567.8	$508.1
TOTAL	$1,516.7	$1,365.2

Contract Balances

Our contract liabilities consist of advance customer payments for products as well as deferred revenue on service obligations and extended warranties. Deferred revenue is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract liabilities were $167.9 million as of March 31, 2026 compared to $174.6 million as of December 31, 2025. The $6.7 million decrease in our contract liabilities balance was primarily due to the recognition of $43.5 million in revenue related to amounts that were recorded in contract liabilities at January 1, 2026 partially offset by a $36.8 million net increase in current year deferrals primarily due to timing of advance payments on certain orders. The ending balance of contract assets as of March 31, 2026 and December 31, 2025, was $57.3 million and $48.2 million, respectively, with the increase being driven by revenue recognized in excess of billings. Credit losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2026.

HUBBELL INCORPORATED-Form 10-Q    12

Back to Contents
NOTE 4 Segment Information

The Company's results are reported in the following two business segments, Utility Solutions and Electrical Solutions. These segments reflect how the Company's businesses are managed, the type of products sold and the end markets served.

For further information regarding the Company's segment operations, see Note 20 Industry Segments and Geographic Area Information within the Company’s audited consolidated financial statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Net Sales:
Utility Solutions	$948.9	$857.1
Electrical Solutions	567.8	508.1
TOTAL NET SALES	$1,516.7	$1,365.2
Cost of Goods Sold:
Utility Solutions	$631.8	$585.4
Electrical Solutions	379.6	337.2
Total Cost of Goods Sold	$1,011.4	$922.6
Gross Profit:
Utility Solutions	$317.1	$271.7
Electrical Solutions	188.2	170.9
Total Gross Profit	$505.3	$442.6
Selling and Administrative Expenses:
Utility Solutions	$142.0	$120.9
Electrical Solutions	99.5	91.3
Total Selling and Administrative Expenses	$241.5	$212.2
Operating Income:
Utility Solutions	$175.1	$150.8
Electrical Solutions	88.7	79.6
Total Operating Income	$263.8	$230.4
Interest expense, net	(22.0)	(13.8)
Other (expense) income, net	(5.4)	(5.3)
INCOME BEFORE INCOME TAXES	$236.4	$211.3
Operating Income as a % of Net Sales
Utility Solutions	18.5%	17.6%
Electrical Solutions	15.6%	15.7%
Total Operating Income as a % of Net Sales	17.4%	16.9%

HUBBELL INCORPORATED-Form 10-Q    13

Back to Contents

	Three Months Ended March 31,
	2026	2025
Capital Expenditures:
Utility Solutions	$26.0	$11.3
Electrical Solutions	14.6	14.7
TOTAL CAPITAL EXPENDITURES	$40.6	$26.0
Depreciation and Amortization:
Utility Solutions	$45.9	$33.8
Electrical Solutions	14.3	13.1
TOTAL DEPRECIATION AND AMORTIZATION	$60.2	$46.9

	March 31, 2026	December 31, 2025
Assets:
Utility Solutions	$5,675.2	$5,603.8
Electrical Solutions	2,300.7	2,238.8
General Corporate	441.8	386.2
TOTAL ASSETS	$8,417.7	$8,228.8

HUBBELL INCORPORATED-Form 10-Q    14

Back to Contents
NOTE 5 Inventories, net

Inventories, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Raw material	$457.5	$455.0
Work-in-process	248.9	227.5
Finished goods	433.1	401.3
INVENTORIES, NET	$1,139.5	$1,083.8
HUBBELL INCORPORATED-Form 10-Q    15

Back to Contents
NOTE 6 Goodwill and Other Intangible Assets, net

Changes in the carrying values of goodwill for the three months ended March 31, 2026, by segment, were as follows (in millions):

	Segment
	Utility Solutions	Electrical Solutions	Total
BALANCE AT DECEMBER 31, 2025	$2,384.0	$676.8	$3,060.8
Prior year acquisitions(1)	(1.1)	—	(1.1)
Foreign currency translation	0.7	(0.8)	(0.1)
BALANCE AT MARCH 31, 2026	$2,383.6	$676.0	$3,059.6
 (1) Refer to Note 2 - Business Acquisitions for additional information.

The carrying value of other intangible assets included in Other intangible assets, net in the Condensed Consolidated Balance Sheets is as follows (in millions):

	March 31, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Definite-lived:
Patents, tradenames and trademarks	$250.0	$(107.6)	$250.0	$(104.7)
Customer relationships	1,633.3	(536.6)	1,633.6	(517.6)
Developed technology and other	278.0	(184.7)	278.6	(179.4)
TOTAL DEFINITE-LIVED INTANGIBLES	$2,161.3	$(828.9)	$2,162.2	$(801.7)
Indefinite-lived:
Tradenames and other	33.8	—	33.8	—
TOTAL OTHER INTANGIBLE ASSETS	$2,195.1	$(828.9)	$2,196.0	$(801.7)

Amortization expense associated with definite-lived intangible assets was $27.9 million and $24.5 million during the three months ended March 31, 2026 and 2025, respectively. Future amortization expense associated with these intangible assets is estimated to be $83.7 million for the remainder of 2026, $114.1 million in 2027, $109.5 million in 2028, $104.8 million in 2029, $97.7 million in 2030, and $91.5 million in 2031. The Company amortizes intangible assets with definite lives using either an accelerated method that reflects the pattern in which economic benefits of the intangible assets are consumed and results in higher amortization in the earlier years of the assets' useful lives, or using a straight line method. Approximately 90% of the gross value of definite-lived intangible assets follows an accelerated amortization method.

HUBBELL INCORPORATED-Form 10-Q    16

Back to Contents
NOTE 7 Other Accrued Liabilities

Other accrued liabilities consists of the following (in millions):

	March 31, 2026	December 31, 2025
Customer program incentives	$38.6	$73.5
Accrued income taxes	65.4	27.5
Contract liabilities - deferred revenue	154.5	161.3
Customer refund liability	20.5	20.5
Accrued warranties short-term(1)	17.3	15.2
Current operating lease liabilities	44.2	40.7
Other	112.6	112.0
TOTAL	$453.1	$450.7
(1) Refer to Note 21 - Guarantees, in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding warranties.

NOTE 8 Other Non-Current Liabilities

Other non-current liabilities consists of the following (in millions):

	March 31, 2026	December 31, 2025
Pensions	$114.6	$117.4
Other post-retirement benefits	10.3	10.3
Deferred tax liabilities	419.1	420.1
Accrued warranties long-term(1)	17.6	18.8
Non-current operating lease liabilities	121.5	121.2
Other	143.4	138.1
TOTAL	$826.5	$825.9
(1) Refer to Note 21 - Guarantees, in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding warranties.
HUBBELL INCORPORATED-Form 10-Q    17

Back to Contents
NOTE 9 Total Equity

A summary of changes in total equity for the three months ended March 31, 2026 and the three months ended March 31, 2025 is provided below (in millions, except per share amounts):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2025	$0.6	$6.4	$4,155.7	$(314.8)	$3,847.9	$10.0
Net income	—	—	181.8	—	181.8	1.2
Other comprehensive income	—	—	—	0.6	0.6	—
Stock-based compensation	—	14.4	—	—	14.4	—
Acquisition/surrender of common shares(1)	—	(20.7)	(179.8)	—	(200.5)	—
Cash dividends declared ($1.42 per share)	—	—	(75.5)	—	(75.5)	—
Dividends to noncontrolling interest	—	—	—	—	—	(0.6)
Directors deferred compensation	—	(0.1)	—	—	(0.1)	—
BALANCE AT MARCH 31, 2026	$0.6	$—	$4,082.2	$(314.2)	$3,768.6	$10.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hubbell Shareholders' Equity	Non- controlling interest
BALANCE AT DECEMBER 31, 2024	$0.6	$2.6	$3,779.5	$(386.5)	$3,396.2	$14.4
Net income	—	—	163.2	—	163.2	1.3
Other comprehensive income	—	—	—	19.5	19.5	—
Stock-based compensation	—	14.4	—	—	14.4	—
Acquisition/surrender of common shares(1)	—	(15.5)	(122.7)	—	(138.2)	—
Cash dividends declared ($1.32 per share)	—	—	(70.8)	—	(70.8)	—
Dividends to noncontrolling interest	—	—	—	—	—	(4.9)
Directors deferred compensation	—	(1.5)	—	—	(1.5)	—
BALANCE AT MARCH 31, 2025	$0.6	$—	$3,749.2	$(367.0)	$3,382.8	$10.8
(1) For accounting purposes, the Company treats repurchased shares as constructively retired when acquired and accordingly charges the purchase price against common stock par value, Additional paid-in capital, to the extent available, and Retained earnings. The change in Retained earnings of $179.8 million and $122.7 million in the first three months of 2026 and 2025, respectively, reflects this accounting treatment.

The detailed components of total comprehensive income are presented in the Condensed Consolidated Statements of Comprehensive Income.
HUBBELL INCORPORATED-Form 10-Q    18

Back to Contents

NOTE 10 Accumulated Other Comprehensive Loss

A summary of the changes in Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2026 is provided below (in millions):

(debit) credit	Cash flow hedge gain (loss)	Unrealized gain (loss) on available-for- sale securities	Pension and post retirement benefit plan adjustment	Cumulative translation adjustment	Total
BALANCE AT DECEMBER 31, 2025	$(0.3)	$0.4	$(169.8)	$(145.1)	$(314.8)
Other comprehensive income (loss) before reclassifications	0.5	(0.3)	—	(1.1)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	1.4	—	1.5
Current period other comprehensive income (loss)	0.6	(0.3)	1.4	(1.1)	0.6
BALANCE AT MARCH 31, 2026	$0.3	$0.1	$(168.4)	$(146.2)	$(314.2)

A summary of the gain (loss) reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 is provided below (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2026	2025	Location of Gain (Loss) Reclassified into Income
Cash flow hedges gain (loss):
Forward exchange contracts	$—	$—	Net sales
	(0.1)	0.5	Cost of goods sold
	—	—	Other expense, net
	(0.1)	0.5	Total before tax
	—	(0.1)	Tax benefit (expense)
	$(0.1)	$0.4	Gain (loss) net of tax
Amortization of defined benefit pension and post retirement benefit items:
Prior-service costs (a)	$(0.1)	$(0.1)
Actuarial gains (losses) (a)	(2.3)	(3.0)
	(2.4)	(3.1)	Total before tax
	1.0	0.7	Tax benefit (expense)
	$(1.4)	$(2.4)	Gain (loss) net of tax

Gains (losses) reclassified into earnings	$(1.5)	$(2.0)	Gain (loss) net of tax

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

The following table sets forth the computation of earnings per share for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Hubbell Incorporated	$181.8	$163.2
Less: Earnings allocated to participating securities	(0.2)	(0.3)
Net income available to common shareholders	$181.6	$162.9

Denominator:
Average number of common shares outstanding	53.1	53.5
Potential dilutive common shares	0.2	0.3
Average number of diluted shares outstanding	53.3	53.8

Earnings per share:
Basic earnings per share	$3.42	$3.04
Diluted earnings per share	$3.41	$3.03

The Company did not have any significant anti-dilutive securities outstanding during the three months ended March 31, 2026 and 2025.
HUBBELL INCORPORATED-Form 10-Q    20

Back to Contents
NOTE 12 Pension and Other Benefits

The following table sets forth the components of net pension and other benefit costs for the three months ended March 31, 2026 and 2025 (in millions):

	Pension Benefits		Other Benefits
	2026	2025	2026	2025
Three Months Ended March 31,
Service cost	$0.1	$0.1	$—	$—
Interest cost	8.3	8.8	0.2	0.2
Expected return on plan assets	(7.5)	(7.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of actuarial losses (gains)	2.5	3.1	(0.2)	(0.1)
NET PERIODIC BENEFIT COST	$3.5	$5.0	$—	$0.1

Employer Contributions

The Company made no contributions to its U.S. qualified plans or foreign pension plans during the three months ended March 31, 2026. Although not required by ERISA and the Internal Revenue Code, the Company may elect to make additional voluntary contributions to its qualified domestic defined benefit pension plan in 2026.
HUBBELL INCORPORATED-Form 10-Q    21

Back to Contents
NOTE 13 Guarantees

The Company records a liability equal to the fair value of guarantees in accordance with the accounting guidance for guarantees. When it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company accrues for costs associated with guarantees. The most likely costs to be incurred are accrued based on an evaluation of currently available facts and, where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2026 and December 31, 2025, the fair value and maximum potential payment related to the Company’s guarantees were not material.

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

Changes in the accrual for product warranties during the three months ended March 31, 2026 and 2025 are set forth below (in millions):

	2026	2025
BALANCE AT JANUARY 1, (a)	$34.0	$41.7
Provision	4.5	3.3
Expenditures/payments/other	(3.6)	(3.4)
BALANCE AT MARCH 31, (a)	$34.9	$41.6
(a) Refer to Note 7 – Other Accrued Liabilities and Note 8 – Other Non-Current Liabilities for a breakout of short-term and long-term warranties.
HUBBELL INCORPORATED-Form 10-Q    22

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
At March 31, 2026, our accounts receivable balance was $974.4 million, net of allowances of $14.3 million. During the three months ended March 31, 2026, our allowances increased by approximately $0.4 million.
Investments

At March 31, 2026 and December 31, 2025, the Company had $81.6 million and $78.4 million, respectively, of available-for-sale municipal debt securities. These investments had an amortized cost of $81.6 million and $78.0 million, respectively. No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2026 or March 31, 2025. As of March 31, 2026 and December 31, 2025, the unrealized losses attributable to our available-for-sale debt securities were $0.5 million and $0.4 million, respectively. The fair value of available-for-sale debt securities with unrealized losses was $27.7 million at March 31, 2026 and $20.5 million at December 31, 2025.

The Company also had trading securities of $30.7 million at March 31, 2026 and $32.5 million at December 31, 2025 that are carried on the balance sheets at fair value. Unrealized gains and losses associated with available-for-sale debt securities are reflected in Accumulated other comprehensive loss, net of tax, while unrealized gains and losses associated with trading securities are reflected in the Condensed Consolidated Statements of Income.

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

Back to Contents
The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in millions):

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
March 31, 2026
Money market funds(a)	$225.9	$—	$—	$225.9
Time Deposits(b)	—	2.8	—	2.8
Available for sale investments	—	81.6	—	81.6
Trading securities	30.7	—	—	30.7
Deferred compensation plan liabilities	(30.7)	—	—	(30.7)
Derivatives:
Forward exchange contracts-Assets(c)	—	0.4	—	0.4
Forward exchange contracts-(Liabilities)(d)	—	(0.1)	—	(0.1)
TOTAL	$225.9	$84.7	$—	$310.6

Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
December 31, 2025
Money market funds(a)	$187.4	$—	$—	$187.4
Time Deposits(b)	—	2.9	—	2.9
Available for sale investments	—	78.4	—	78.4
Trading securities	32.5	—	—	32.5
Deferred compensation plan liabilities	(32.5)	—	—	(32.5)
Derivatives:
Forward exchange contracts-Assets(c)	—	0.1	—	0.1
Forward exchange contracts-(Liabilities)(d)	—	(0.5)	—	(0.5)
TOTAL	$187.4	$80.9	$—	$268.3
(a) Money market funds are reflected in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(b)Time deposits are reflected in current and long term investments depending on their maturity date in the Condensed Consolidated Balance Sheets.
(c) Forward exchange contracts-Assets are reflected in Other current assets in the Condensed Consolidated Balance Sheets.
(d) Forward exchange contracts-(Liabilities) are reflected in Other accrued liabilities in the Consolidated Balance Sheets

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

Deferred compensation plans

The Company offers certain employees the opportunity to participate in non-qualified deferred compensation plans. A participant’s deferrals are invested in a variety of participant-directed debt and equity mutual funds that are classified as trading securities. The Company purchased $1.3 million of trading securities related to these deferred compensation plans during each of the three months ended March 31, 2026 and 2025. As a result of participant distributions, the Company sold $2.7 million of these trading securities during the three months ended March 31, 2026 and $3.0 million during the three months ended March 31, 2025. The unrealized gains and losses associated with these trading securities are directly offset by the changes in the fair value of the underlying deferred compensation plan obligation.
HUBBELL INCORPORATED-Form 10-Q    24

Back to Contents

Long Term Debt

As of March 31, 2026 and December 31, 2025, the carrying value of long-term debt, net of unamortized discount and debt issuance costs, was $2,037.0 million and $2,036.3 million, respectively. The estimated fair value of the long-term debt as of March 31, 2026 and December 31, 2025 was $1,995.5 million and $2,008.3 million, respectively, using quoted market prices in active markets for similar liabilities (Level 2).

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

Back to Contents
NOTE 16 Restructuring Costs and Other

In the three months ended March 31, 2026, we incurred costs for restructuring actions initiated in 2026 as well as costs for restructuring actions initiated in prior years. Our restructuring actions are associated with cost reduction efforts that include the consolidation of manufacturing and distribution facilities, as well as workforce reductions. Restructuring costs include severance and employee benefits, asset impairments, accelerated depreciation, as well as facility closure, contract termination and certain pension costs that are directly related to restructuring actions. These costs are predominantly settled in cash from our operating activities and are generally settled within one year, with the exception of asset impairments, which are non-cash.

Pre-tax restructuring costs incurred in each of our reporting segments and the location of the costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
	Cost of goods sold		Selling & administrative expense		Total
Utility Solutions	$0.3	$1.2	$—	$0.1	$0.3	$1.3
Electrical Solutions	4.3	0.4	0.7	—	5.0	0.4
Total Pre-Tax Restructuring Costs	$4.6	$1.6	$0.7	$0.1	$5.3	$1.7

The following table summarizes the accrued liabilities for our restructuring actions (in millions):

	Beginning Accrued Restructuring Balance 1/1/26	Pre-tax Restructuring Costs	Utilization and Foreign Exchange	Ending Accrued Restructuring Balance 3/31/26
2026 Restructuring Actions
Severance	$—	$4.0	$—	$4.0
Asset write-downs	—	—	—	—
Facility closure and other costs	—	—	—	—
Total 2026 Restructuring Actions	$—	$4.0	$—	$4.0
2025 and Prior Restructuring Actions
Severance	$4.2	$(0.1)	$(2.0)	$2.1
Asset write-downs	—	—	—	—
Facility closure and other costs	0.5	1.4	(1.4)	0.5
Total 2025 and Prior Restructuring Actions	$4.7	$1.3	$(3.4)	$2.6
Total Restructuring Actions	$4.7	$5.3	$(3.4)	$6.6

The actual costs incurred and total expected cost in each of our reporting segments of our on-going restructuring actions are as follows (in millions):

	Total expected costs	Costs incurred during 2025	Costs incurred in the first three months of 2026	Remaining costs at 3/31/2026
2026 Restructuring Actions
Utility Solutions	$0.4	$—	$0.3	$0.1
Electrical Solutions	9.2	—	3.7	5.5
Total 2026 Restructuring Actions	$9.6	$—	$4.0	$5.6
2025 and Prior Restructuring Actions
Utility Solutions	$7.5	$6.1	$—	$1.4
Electrical Solutions	8.1	5.9	1.3	0.9
Total 2025 and Prior Restructuring Actions	$15.6	$12.0	$1.3	$2.3
Total Restructuring Actions	$25.2	$12.0	$5.3	$7.9

HUBBELL INCORPORATED-Form 10-Q    27

Back to Contents
NOTE 17 Debt and Financing Arrangements

Long-term debt consists of the following (in millions):

	Maturity	March 31, 2026	December 31, 2025
Senior notes at 3.15%	2027	$299.3	$299.1
Senior notes at 3.50%	2028	448.6	448.5
Senior notes at 2.300%	2031	297.8	297.7
Senior notes at 4.800%	2035	392.3	392.1
Term Loan	2028	599.0	598.9
TOTAL LONG-TERM DEBT(a)		$2,037.0	$2,036.3
(a)Long-term debt is presented net of debt issuance costs and unamortized discounts.

2025 Term Loan

On September 29, 2025, the Company entered into a Term Loan Agreement (the "2025 Term Loan Agreement") with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On October 1, 2025, the Company borrowed $600 million under the 2025 Term Loan Agreement (the "2025 Term Loan") on an unsecured basis to finance the majority of the purchase price of the DMC Power acquisition. The 2025 Term Loan was made in a single borrowing and will be due and payable on September 29, 2028. The 2025 Term Loan bears interest based on the Term SOFR Rate (as defined in the 2025 Term Loan Agreement), plus an applicable interest addition based on Hubbell's credit ratings. The interest rate on the 2025 Term Loan as of March 31, 2026 was 4.66%. Hubbell also paid to the lenders certain customary fees in connection with the 2025 Term Loan Agreement.

The 2025 Term Loan Agreement contains representations and warranties and affirmative and negative covenants customary for an unsecured financing of this type, as well as a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2026.

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

All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of March 31, 2026, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2026.

HUBBELL INCORPORATED-Form 10-Q    28

Back to Contents

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

Short-Term Debt

The Company had $536.0 million and $289.1 million of short-term debt outstanding at March 31, 2026 and December 31, 2025, respectively, composed of the following:

•$534.0 million of commercial paper borrowings outstanding at March 31, 2026, and $287.0 million of commercial paper borrowings outstanding at December 31, 2025.

•$2.0 million and $2.1 million of other short-term debt outstanding at March 31, 2026 and December 31, 2025, respectively, which consisted of amounts outstanding under our commercial card program.

HUBBELL INCORPORATED-Form 10-Q    29

Back to Contents
Note 18 Stock-Based Compensation

As of March 31, 2026, the Company had various stock-based awards outstanding which were issued to executives and other key employees. The Company recognizes the grant-date fair value of all stock-based awards to employees over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. For those awards that vest immediately upon retirement eligibility, the Company recognizes compensation cost immediately for retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

The Company’s long-term incentive program for awarding stock-based compensation includes a combination of restricted stock, stock appreciation rights (“SARs”), and performance shares of the Company’s common stock pursuant to the Hubbell Incorporated Incentive Award Plan (the “Award Plan”). Under the Award Plan, the Company may authorize up to 10.3 million shares of common stock to settle awards of restricted stock, performance shares, or SARs. The Company issues new shares to settle stock-based awards. During the three months ended March 31, 2026, the Company's grant of stock-based awards included restricted stock, SARs and performance shares.

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

In February 2026, the Company granted 25,422 restricted stock awards with a fair value per share of $517.58.

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

In February 2026, the Company granted 1,013 restricted stock units with a fair value per share of $501.47.

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

In February 2026, the Company granted 50,881 SAR awards. The fair value of each SAR award was measured using the Black-Scholes option pricing model.

HUBBELL INCORPORATED-Form 10-Q    30

Back to Contents
The following table summarizes the weighted-average assumptions used in estimating the fair value of the SARs granted during February 2026:

Grant Date	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value of 1 SAR
February 2026	1.2%	24.9%	3.6%	4.8 years	$126.81

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

Performance Shares - Market Condition

In February 2026, the Company granted 6,831 performance shares that will vest subject to a market condition and service condition through the performance period. The market condition associated with the awards is the Company's total shareholder return (“TSR”) compared to the TSR generated by the companies that comprise the S&P Capital Goods 900 index over a three year performance period. Performance at target will result in vesting and issuance of the number of performance shares granted, equal to a 100% payout. Performance below or above target can result in issuance in the range of 0%-200% of the number of shares granted. Expense is recognized irrespective of the market condition being achieved.

The fair value of the performance share awards with a market condition for the 2026 grants was determined based upon a lattice model.

The following table summarizes the related assumptions used to determine the fair values of the performance share awards with a market condition granted during February 2026:

Grant Date	Stock Price on Measurement Date	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Term	Weighted Avg. Grant Date Fair Value
February 2026	$517.58	1.1%	32.1%	3.4%	2.9 years	$689.16

Expected volatilities are based on historical volatilities of the Company’s and members of the peer group's stock over the expected term of the award. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.

Performance Shares - Performance Condition

In February 2026, the Company granted 13,903 performance shares that will vest subject to an internal Company-based performance condition and service requirement.

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

The fair value of the award is measured based upon the average of the high and low trading prices of the Company's common stock on the measurement date reduced by the present value of dividends expected to be paid during the requisite service period. The Company expenses these awards on a straight-line basis over the requisite service period and based on an assessment of the performance achieved to date. The weighted average fair value per share was $501.47 for the awards granted during February 2026.

Grant Date	Fair Value	Performance Period	Payout Range
February 2026	$501.47	Jan 2026 - Dec 2028	0%-200%
HUBBELL INCORPORATED-Form 10-Q    31

Back to Contents

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of the Business

Hubbell is a global manufacturer of quality electrical products and utility solutions for a broad range of customer and end market applications. We provide utility and electrical solutions that enable our customers to operate critical infrastructure reliably and efficiently, and we empower and energize communities through innovative solutions supporting energy infrastructure In Front of the Meter, on The Edge, and Behind the Meter. In Front of the Meter is where utilities transmit and distribute energy to their customers. The Edge connects utilities with owner/ operators and allows energy and data to be distributed back and forth. Behind the Meter is where owners and operators of buildings, and other critical infrastructure consume energy. Products are either sourced complete, manufactured or assembled by subsidiaries in the United States, Canada, Puerto Rico, Mexico, China, the UK, Brazil, Australia, Spain, and the Republic of the Philippines. The Company also participates in joint ventures in Hong Kong and the Republic of the Philippines, and maintains offices in Singapore, Italy, China, India, Mexico, South Korea, Chile, and countries in the Middle East. The Company employed approximately 18,200 individuals worldwide as of March 31, 2026.

The Company’s reporting segments consist of the Utility Solutions segment and Electrical Solutions segment.

Results for the three months ended March 31, 2026 by segment are included under “Segment Results” within this Management’s Discussion and Analysis.

The Company's long-term strategy is to serve its customers with reliable and innovative electrical and related infrastructure solutions with desired brands and high-quality service, delivered through a competitive cost structure; to complement organic revenue growth with acquisitions that enhance its product offerings; and to allocate capital effectively to create shareholder value.

Our strategy to complement organic revenue growth with acquisitions is focused on acquiring assets that extend our capabilities, expand our product offerings, and present opportunities to compete in core, adjacent or complementary markets. We believe our acquisition strategy also provides the opportunity to advance our revenue growth objectives during periods of weakness or inconsistency in our end-markets.

Our strategy to deliver products through a competitive cost structure has resulted in an ongoing program of restructuring and related activities. Our restructuring and related efforts include the consolidation of manufacturing and distribution facilities, and workforce actions, as well as streamlining and consolidating our back-office functions. The primary objectives of our restructuring and related activities are to optimize our manufacturing footprint, cost structure, and effectiveness and the efficiency of our workforce.

Our goal is to have pricing and productivity programs that offset the impact of cost increases as well as pay for investments in key growth areas. Our cost structure may be subject to material and production cost increases from inflationary periods within the U.S. and global economies, and from trade and other tensions. In particular, we have been subject to recent periods of inflationary pressure in the global economy and also subject to cost increases as a result of tariff and other material cost increases from trade actions taken by the United States and other countries, as well as increasing energy costs. Because material costs are approximately half of our cost of goods sold, volatility in this area can significantly impact profitability. Our pricing and productivity programs are intended to mitigate the risk to our operating margins related to these inflationary pressures and cost increases as a result of tariffs. For additional information, please refer to the risk factor titled; "Changes in U.S. and international trade policies may adversely impact our business and operating results; changes in U.S. trade policies could have a material adverse effect on us," which is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Our sales are subject to market conditions that may cause customer demand for our products to be volatile. Product demand can be affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. Although inflation has generally moderated since its high point in 2022, we continue to be affected by ongoing inflationary pressures. We could also be affected by additional inflationary pressures resulting from energy market and other disruptive conditions resulting from ongoing hostilities in the Middle East. Accordingly, there can be no assurance that we will be able to maintain our margins in response to further changes in inflationary pressures.
HUBBELL INCORPORATED-Form 10-Q    32

Back to Contents

Results of Operations – First Quarter of 2026 compared to the First Quarter of 2025

The following is a discussion and analysis of our business, financial condition and results of operations as of and for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q (the “Condensed Financial Statements”), and the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Overview

First quarter 2026 net sales were $1,516.7 million and increased by 11.1%, driven by an 8.2% increase in organic sales due to favorable price realization and higher volume. Acquisitions contributed to a 2.3% increase in sales, driven by the acquisition of DMC and Nicor in the second half of 2025, while the impact of foreign exchange was a 0.6% increase.

Organic net sales in the Electrical Solutions segment grew by 10.6% in the first quarter of 2026 led by continued strength in the datacenter vertical. In the Utility Solutions segment, organic net sales expanded 6.8% on strength in transmission and distribution markets.

Operating margin in the first quarter of 2026 expanded by 50 basis points to 17.4% and includes the effect of amortization of acquisition-related intangibles and transaction, integration and separation costs. Adjusted operating margin, which excludes amortization of acquisition-related intangibles and transaction, integration and separation costs, was 19.8% and expanded by 110 basis points. That result includes margin expansion in the quarter, primarily driven by favorable price realization, and benefits from operational productivity and higher unit volume, that was partially offset by margin contraction from material and other cost inflation, including tariff expense. See the further discussion within Segment Results below.

Global Trade Policy

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Power Act ("IEEPA") exceeded presidential authority and were therefore invalid. The IEEPA tariffs were immediately replaced with tariffs under alternative statutory authority, although the scope and duration of future tariffs remain uncertain. We may be entitled to refunds of IEEPA tariffs, though the process and timing for obtaining such refunds remain uncertain. As of March 31, 2026, we have not recorded any impact for potential recovery of IEEPA tariff-related costs as refunds are uncertain.

SUMMARY OF CONDENSED CONSOLIDATED RESULTS (IN MILLIONS, EXCEPT PER SHARE DATA):

	Three Months Ended March 31,
	2026	% of Net sales	2025	% of Net sales
Net sales	$1,516.7		$1,365.2
Cost of goods sold	1,011.4	66.7%	922.6	67.6%
Gross profit	505.3	33.3%	442.6	32.4%
Selling & administrative (“S&A”) expense	241.5	15.9%	212.2	15.5%
Operating income	263.8	17.4%	230.4	16.9%
Net income	183.0	12.1%	164.5	12.1%
Less: Net income attributable to non-controlling interest	(1.2)	(0.1)%	(1.3)	(0.1)%
Net income attributable to Hubbell Incorporated	181.8	12.0%	163.2	12.0%
Less: Earnings allocated to participating securities	(0.2)		(0.3)
Net income available to common shareholders	$181.6		$162.9
Average number of diluted shares outstanding	53.3		53.8
DILUTED EARNINGS PER SHARE	$3.41		$3.03
HUBBELL INCORPORATED-Form 10-Q    33

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

Amortization of intangible assets

Adjusted operating measures also exclude non-cash amortization of all intangible assets associated with our business acquisitions, including inventory step-up amortization associated with those acquisitions. The intangible assets associated with our business acquisitions arise from the allocation of the purchase price using the acquisition method of accounting in accordance with Accounting Standards Codification 805, “Business Combinations.” These assets consist primarily of customer relationships, developed technology, trademarks and tradenames, and patents, as reported in Note 6 – Goodwill and Other Intangible Assets, under the heading “Total Definite-Lived Intangibles,” within the Company’s audited Consolidated Financial Statements set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The Company excludes these non-core items because we believe it enhances management’s and investors’ ability to analyze underlying business performance and facilitates comparisons of our financial results over multiple periods. Refer to the reconciliation of non-GAAP measures presented below and Note 2 – Business Acquisitions to the Condensed Consolidated Financial Statements for additional information.

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
HUBBELL INCORPORATED-Form 10-Q    34

Back to Contents
There are limitations to the use of non-GAAP measures. Non-GAAP measures do not present complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported GAAP financial results, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe, however, that these non-GAAP financial measures, when viewed together with our GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our condensed consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table reconciles Adjusted operating income, a non-GAAP measure, to Operating income, the directly comparable GAAP financial measure (in millions):

	Three Months Ended March 31,
	2026	% of Net sales	2025	% of Net sales
Operating income (GAAP measure)	$263.8	17.4%	$230.4	16.9%
Amortization of acquisition-related intangible assets	33.4	2.2%	24.7	1.8%
Transaction, integration & separation costs	3.5	0.2%	0.4	—%
Adjusted operating income (non-GAAP measure)	$300.7	19.8%	$255.5	18.7%

The following table reconciles Adjusted net income attributable to Hubbell Incorporated, Adjusted net income available to common shareholders, and the diluted per share amounts thereof, each a non-GAAP measure, to the directly comparable GAAP financial measures (in millions, except per share data).

	Three Months Ended March 31,
	2026	Diluted Per Share	2025	Diluted Per Share
Net income attributable to Hubbell Incorporated (GAAP measure)	$181.8	$3.41	$163.2	$3.03
Amortization of acquisition-related intangible assets	33.4	0.63	24.7	0.46
Transaction, integration & separation costs	3.5	0.07	0.4	0.01
Subtotal	$218.7	$4.11	$188.3	$3.50
Income tax effects(1)	8.8	0.17	5.9	0.11
Adjusted net income attributable to Hubbell Incorporated (non-GAAP measure)	$209.9	$3.94	$182.4	$3.39
Less: Earnings allocated to participating securities	(0.3)	(0.01)	(0.3)	(0.01)
Adjusted net income available to common shareholders (non-GAAP measure)	$209.6	$3.93	$182.1	$3.38
(1) The income tax effects are calculated using the statutory tax rate, taking into consideration the nature of the item and the relevant taxing jurisdiction, unless otherwise noted.

HUBBELL INCORPORATED-Form 10-Q    35

Back to Contents

The following table reconciles our organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
	2026	Inc/(Dec) %	2025	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$151.5	11.1	$(33.9)	(2.4)
Impact of acquisitions	31.5	2.3	4.5	0.3
Impact of divestitures	—	—	(21.1)	(1.5)
Foreign currency exchange	7.9	0.6	(8.6)	(0.6)
Organic net sales growth (decline) (non-GAAP measure)	$112.1	8.2	$(8.7)	(0.6)

Net Sales

Net sales of $1,516.7 million in the first quarter of 2026 increased by $151.5 million compared to the first quarter of 2025. Organic net sales increased by 8.2% driven by a mid single digit percentage increase in price and a mid single digit increase in volumes. Net sales increased 2.3% due to acquisitions, while foreign exchange resulted in a 0.6% increase in net sales. These changes are discussed in more detail in the Segment Results section below.

Cost of Goods Sold and Gross Profit

As a percentage of Net sales, cost of goods sold decreased by 90 basis points to 66.7% in the first quarter of 2026, resulting in gross profit margin expanding to 33.3%. Approximately seven percentage points of gross profit margin expansion were driven by favorable price realization, improved operational productivity and higher volume, partially offset by six percentage points of gross profit margin contraction due to material and other cost inflation, including tariff expense and higher intangible amortization expense.

Selling & Administrative Expenses

S&A expense in the first quarter of 2026 was $241.5 million and increased by $29.3 million or 13.8% compared to the prior year period. This increase was driven by higher acquisition-related intangible amortization expense, higher transaction and integration costs and the selling and administration expense added by our 2025 acquisitions, as well as higher employee compensation and benefits, in the current year compared to the prior year period. S&A expense as a percentage of Net sales was 15.9% in the first quarter of 2026, compared to 15.5% in the first quarter of 2025.

Total Other Expense

Total other expense increased by $8.3 million in the first quarter of 2026 to $27.4 million, primarily due to higher net interest expense of $8.2 million, due to higher average outstanding debt in the first quarter of 2026, primarily driven by Term Loan borrowing of $600 million in the fourth quarter of 2025 to fund a portion of the DMC acquisition.

Income Taxes

The effective tax rate in the first quarter of 2026 increased to 22.6% as compared to 22.2% in the first quarter of 2025, primarily due to higher income tax reserves, partially offset by higher stock-based compensation benefits recorded in the first quarter of 2026 compared to the first quarter of 2025.

Net Income Attributable to Hubbell Incorporated and Earnings Per Diluted Share

Net income attributable to Hubbell Incorporated was $181.8 million in the first quarter of 2026 and increased 11.4% as compared to the same period of the prior year, reflecting the factors described above. As a result, earnings per diluted share in the first quarter of 2026 increased 12.5% as compared to the first quarter of 2025. Adjusted net income attributable to Hubbell Incorporated, which excludes amortization of acquisition-related intangible assets and transaction, integration & separation costs for both periods, was $209.9 million in the first quarter of 2026 and increased by 15.1% as compared to the first quarter of 2025.
HUBBELL INCORPORATED-Form 10-Q    36

Back to Contents
Segment Results

UTILITY SOLUTIONS

The following table reconciles our Utility Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$948.9	$857.1
Operating income (GAAP measure)	175.1	150.8
Amortization of acquisition-related intangible assets	28.7	19.8
Transaction, integration & separation costs	3.5	0.1
Adjusted operating income (non-GAAP measure)	$207.3	$170.7
Operating margin (GAAP measure)	18.5%	17.6%
Adjusted operating margin (non-GAAP measure)	21.8%	19.9%

The following table reconciles our Utility Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Utility Solutions	2026	Inc/(Dec) %	2025	Inc/(Dec) %
Net sales growth (decline) (GAAP measure)	$91.8	10.7	$(36.9)	(4.2)
Impact of acquisitions	30.2	3.5	—	—
Impact of divestitures	—	—	—	—
Foreign currency exchange	3.4	0.4	(4.2)	(0.5)
Organic net sales growth (decline) (non-GAAP measure)	$58.2	6.8	$(32.7)	(3.7)

Net sales in the Utility Solutions segment in the first quarter of 2026 were $948.9 million, and increased by $91.8 million, or 10.7%, as compared to the first quarter of 2025. That increase was driven by a 6.8% increase in organic net sales, a 3.5% increase due to acquisitions and a 0.4% increase due to foreign exchange. The increase in organic net sales was driven by a mid single digit percentage increase in price realization and a low single digit increase in unit volume. Strong substation, transmission and distribution markets drove volume growth in the quarter, which was partially offset by a decrease in volume within Grid Automation products from weak advanced metering infrastructure and meter project activity compared to the prior year.

Operating income in the Utility Solutions segment for the first quarter of 2026 was $175.1 million, an increase of 16.1% compared to the first quarter of 2025. Operating margin increased by 90 basis points to 18.5% in the first quarter of 2026. Excluding amortization of acquisition-related intangible assets and transaction, integration & separation costs, the adjusted operating margin increased by 190 basis points to 21.8%. That increase includes approximately six percentage points of margin expansion due to favorable price realization, improved operational productivity, higher unit volumes and the impact of acquisitions. Those increases were partially offset by four percentage points of margin contraction due to material and other cost inflation, including tariff expense.
HUBBELL INCORPORATED-Form 10-Q    37

Back to Contents
ELECTRICAL SOLUTIONS

The following table reconciles our Electrical Solutions segment adjusted operating income and adjusted operating margin to the directly comparable GAAP financial measures (in millions and percentage change):

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$567.8	$508.1
Operating income (GAAP measure)	88.7	79.6
Amortization of acquisition-related intangible assets	4.7	4.9
Transaction, integration & separation costs	—	0.3
Adjusted operating income (non-GAAP measure)	$93.4	$84.8
Operating margin (GAAP measure)	15.6%	15.7%
Adjusted operating margin (non-GAAP measure)	16.4%	16.7%

The following table reconciles our Electrical Solutions segment organic net sales to the directly comparable GAAP financial measure (in millions and percentage change):

	Three Months Ended March 31,
Electrical Solutions	2026	Inc/(Dec) %	2025	Inc/(Dec) %
Net sales growth (GAAP measure)	$59.7	11.8	$3.0	0.6
Impact of acquisitions	1.3	0.3	4.5	0.9
Impact of divestitures	—	—	(21.1)	(4.2)
Foreign currency exchange	4.5	0.9	(4.4)	(0.9)
Organic net sales growth (non-GAAP measure)	$53.9	10.6	$24.0	4.8

Net sales in the Electrical Solutions segment in the first quarter of 2026 were $567.8 million and increased by $59.7 million, or 11.8%, as compared to the first quarter of 2025. That increase includes 10.6% growth in organic net sales, a 0.9% increase due to foreign exchange and a 0.3% increase due to acquisitions. The increase in organic net sales was driven by a high single digit percentage increase due to price realization and a mid single digit percentage increase in unit volume. Volume growth in the first quarter of 2026 was driven primarily by strength in the datacenter and light industrial markets, partially offset by softness in the heavy industrial markets.

Operating income in the Electrical Solutions segment for the first quarter of 2026 was $88.7 million and increased by 11.4% compared to the first quarter of 2025, while operating margin in the first quarter of 2026 contracted by 10 basis points to 15.6%. Excluding amortization of acquisition-related intangibles and transaction, integration and separation costs, the adjusted operating margin contracted by 30 basis points to 16.4%. The decrease in operating margin was primarily due to approximately ten percentage points of margin contraction driven by higher material and other cost inflation, including tariff expense and higher restructuring investment. Those factors were partially offset by approximately ten percentage points of margin expansion due to higher price, improved operational productivity and favorable price realization.

HUBBELL INCORPORATED-Form 10-Q    38

Back to Contents
Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$86.6	$37.4
Investing activities	(41.3)	(99.3)
Financing activities	(23.4)	75.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.7)	4.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	$19.2	$17.2

Cash provided by operating activities for the three months ended March 31, 2026 was $86.6 million compared to cash provided by operating activities of $37.4 million for the same period in 2025. The increase in cash provided by operations is driven by higher net income on the increase in quarter over quarter operating results, higher non-cash depreciation and amortization expense in the first three months of 2026, and an increase of $20 million due to the timing of annual pension plan contributions.

Cash used by investing activities was $41.3 million in the three months ended March 31, 2026 compared to cash used of $99.3 million during the comparable period in 2025. This change was driven by approximately $73 million of cash used in the first quarter of 2025 to acquire Ventev, partially offset by a $14.6 million increase in capital expenditures in the first quarter of 2026 compared to 2025.

Cash used by financing activities was $23.4 million in the three months ended March 31, 2026 as compared to cash provided of $75.0 million in the comparable period of 2025. The increase in cash used by financing activities primarily reflects lower proceeds from net borrowings and a $42.5 million increase in share repurchases in the first three months of 2026 compared to the same prior year period.

The unfavorable impact of foreign currency exchange rates on cash was $2.7 million for the three months ended March 31, 2026 and the change compared to prior year is primarily related to the U.S. Dollar strengthening against the British Pound and Canadian Dollar.

Investments in the Business

Investments in our business include cash outlays for the acquisition of businesses, and investments in capacity and innovation, as well as for expenditures on productivity initiatives and to maintain the operation of our equipment and facilities and invest in restructuring activities.

During the first quarter of 2026, we invested $40.6 million in capital expenditures on capacity expansion, automation, productivity initiatives and maintenance, and we also continue to invest in restructuring and related programs to maintain a competitive cost structure, to drive operational efficiencies and to mitigate the impact of rising material costs and administrative cost inflation. We expect investments in restructuring and related activities to continue in 2026 as we continue to invest in previously initiated actions and initiatives, further footprint consolidation, and other cost reduction initiatives.

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
HUBBELL INCORPORATED-Form 10-Q    39

Back to Contents
The table below presents the restructuring and related costs incurred in the first three months of 2026, additional expected costs, and the expected completion date of restructuring actions that have been initiated as of March 31, 2026 and in prior years (in millions):

	Costs incurred in the three months ended March 31, 2026	Additional expected costs	Expected completion date
2026 Restructuring Actions	$4.0	$5.6	2027
2025 and Prior Restructuring Actions	1.3	2.3	2026
Total Restructuring cost (GAAP measure)	$5.3	$7.9
Restructuring-related costs	1.3	5.1
Restructuring and related costs (Non-GAAP measure)	$6.6	$13.0

Stock Repurchase Program

On February 12, 2025, the Board of Directors approved a stock repurchase program (the “2025 Program”) that authorizes the repurchase of up to $500.0 million of common stock and expires in February 2028. In the first quarter of 2026 the Company repurchased $172.5 million of shares, for which $167.5 million of those repurchases had cash-settled by quarter end. At March 31, 2026, our remaining share repurchase authorization was $327.5 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Debt to Capital

At March 31, 2026 and December 31, 2025, the Company had $2,037.0 million and $2,036.3 million, respectively, of long-term debt outstanding, net of the unamortized balance of capitalized debt issuance costs. At March 31, 2026, the Company had no long-term debt with maturities due within the next 12 months.

2025 Term Loan

On September 29, 2025, the Company entered into a Term Loan Agreement (the "2025 Term Loan Agreement") with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On October 1, 2025, the Company borrowed $600 million under the 2025 Term Loan Agreement (the "2025 Term Loan") on an unsecured basis to finance the majority of the purchase price of the DMC Power acquisition. The 2025 Term Loan was made in a single borrowing and will be due and payable on September 29, 2028. The 2025 Term Loan bears interest based on the Term SOFR Rate (as defined in the 2025 Term Loan Agreement), plus an applicable interest addition based on Hubbell's credit ratings. The interest rate on the 2025 Term Loan as of March 31, 2026 was 4.66%. Hubbell also paid to the lenders certain customary fees in connection with the 2025 Term Loan Agreement.

The 2025 Term Loan Agreement contains representations and warranties and affirmative and negative covenants customary for an unsecured financing of this type, as well as a financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2026.

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
HUBBELL INCORPORATED-Form 10-Q    40

Back to Contents
All revolving loans outstanding under the Revolving Credit Agreement will be due and payable on March 25, 2030. The Revolving Credit Agreement provides for up to two one-year maturity extensions. As of March 31, 2026, the credit facility was undrawn.

The Revolving Credit Agreement contains a sole financial covenant requiring that, as of the last day of each fiscal quarter, the ratio of total indebtedness to total capitalization shall not be greater than 65%. The Company was in compliance with this covenant as of March 31, 2026.

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

At both March 31, 2026 and December 31, 2025, the Company had outstanding unsecured, senior notes (the “Notes”) in principal amounts of $300 million due in 2027, $450 million due in 2028, $300 million due in 2031, and $400 million due in 2035.

The carrying value of the Notes, net of unamortized discount and the unamortized balance of capitalized debt issuance costs, was $1,438.0 million and $1,437.4 million at March 31, 2026 and December 31, 2025, respectively.

The Notes are callable at any time at specified prices and are only subject to accelerated payment prior to maturity upon customary events of default, or upon a change in control triggering event as defined in the indenture governing the Notes, as supplemented. The Company was in compliance with all covenants (none of which are financial) as of March 31, 2026.

Short-term Debt

The Company had $536.0 million and $289.1 million of short-term debt at March 31, 2026 and December 31, 2025, respectively, composed of the following:

•$534.0 million of commercial paper borrowings outstanding at March 31, 2026, and $287.0 million of commercial paper borrowings outstanding at December 31, 2025.

•$2.0 million and $2.1 million of other short term debt outstanding at March 31, 2026 and December 31, 2025, respectively, which consisted of amounts outstanding under our commercial card program.

Net debt, defined as total debt less cash and investments, is a non-GAAP measure that may not be comparable to definitions used by other companies. We consider net debt to be a useful measure of our financial leverage for evaluating the Company’s ability to meet its funding needs.

(In millions)	March 31, 2026	December 31, 2025
Total Debt (GAAP measure)	$2,573.0	$2,325.4
Hubbell Incorporated Shareholders’ Equity	3,768.6	3,847.9
TOTAL CAPITAL (GAAP measure)	$6,341.6	$6,173.3
Total Debt to Total Capital (GAAP measure)	41%	38%
Cash and Investments	616.7	596.3
Net Debt (non-GAAP measure)	$1,956.3	$1,729.1
Net Debt to Total Capital (non-GAAP measure)	31%	28%

Liquidity

We measure liquidity on the basis of our ability to meet short-term and long-term operational funding needs, to fund additional investments in our business, including acquisitions, and to make dividend payments to shareholders. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, cash dividend payments, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms. In the first three months of 2026, we returned capital to our shareholders by paying $75.4 million of dividends on our common stock and using $167.5 million of cash for share repurchases.
HUBBELL INCORPORATED-Form 10-Q    41

Back to Contents
We also require cash outlays to fund our operations, capital expenditures, and working capital requirements to accommodate anticipated levels of business activity, as well as our rate of cash dividends, and potential future acquisitions. We have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that are summarized in the Financial Condition, Liquidity and Capital Resources section in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our sources of funds and available resources to meet these funding needs are as follows:

◦Cash flows from operating activities and existing cash resources: In addition to cash flows from operating activities, we also had $501.6 million of cash and cash equivalents at March 31, 2026, of which approximately 16% was held inside the United States and the remainder held internationally.

◦Our Revolving Credit Agreement provides a $1.0 billion committed revolving credit facility and commitments under the Revolving Credit Agreement may be increased (subject to certain conditions) to an aggregate amount not to exceed $1.5 billion. Annual commitment fees to support availability under the Revolving Credit Agreement are not material. Although not the principal source of liquidity, we believe our Revolving Credit Agreement is capable of providing significant financing flexibility at reasonable rates of interest and is an attractive alternative source of funding in the event that commercial paper markets experience disruption. However, an increase in usage of the Revolving Credit Agreement related to growth or a significant deterioration in the results of our operations or cash flows could cause our borrowing costs to increase and/or our ability to borrow could be restricted. We have not entered into any guarantees that could give rise to material unexpected cash requirements. The full $1.0 billion of borrowing capacity under the Revolving Credit Agreement was available to the Company at March 31, 2026.

◦In addition to our commercial paper program and existing revolving credit facility, we also have the ability to obtain additional financing through the issuance of long-term debt. Considering our current credit rating, historical earnings performance, and financial position, we believe that we would be able to obtain additional long-term debt financing on attractive terms.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. We are required to make estimates and judgments in the preparation of our financial statements that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a material impact on our financial results. During the three months ended March 31, 2026, there were no material changes in our estimates and critical accounting policies.
HUBBELL INCORPORATED-Form 10-Q    42

Back to Contents
Forward-Looking Statements

Some of the information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements generally relate to our expectations and beliefs regarding our financial results, condition and outlook, projections of future performance, anticipated growth and end markets, changes in operating results, market conditions and economic conditions, expected capital resources, liquidity, financial performance, pension funding, results of operations, plans, strategies, opportunities, developments and productivity initiatives, competitive positioning, and trends in particular markets or industries. In addition, all statements regarding the expected financial impact of the integration of acquisitions, adoption of updated accounting standards and any expected effects of such adoption, and intent to continue repurchasing shares of common stock, as well as other statements that are not strictly historic in nature, are forward-looking. Forward-looking statements may be identified by the use of words, such as “believe”, “expect”, “anticipate”, “intend”, “depend”, “should”, “plan”, “estimated”, “predict”, “could”, “may”, “subject to”, “continues”, “growing”, “prospective”, “forecast”, “projected”, “purport”, “might”, “if”, “contemplate”, “potential”, “pending,” “target”, “goals”, “scheduled”, “will”, “will likely be”, and similar words and phrases. Such forward-looking statements are based on our current expectations and involve numerous assumptions, known and unknown risks, uncertainties and other factors, which may cause actual and future performance or the Company's achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•Impact of and substantial uncertainty regarding the duration of existing and newly announced trade tariffs, import quotas or other trade actions, restrictions or measures taken by the United States, China, Mexico, the United Kingdom, member states of the European Union, and other countries, including the recent and ongoing potential changes in U.S. trade policies, that may be made by the current or a future presidential administration and changes in trade policies in other countries made in response to changes in the U.S. trade policies.
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
•Regulatory issues, and extensive worldwide changes to the taxation of multinational enterprises, including global minimum tax rules under the Organisation for Economic Co-operation and Development's Pillar Two initiative and potential modifications to corporate taxation by the U.S. government, including adjustments to tax rates, deduction limitations, cross-border tax provisions, and administrative guidance.
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
•Ability to carry out future acquisitions and strategic investments in our core businesses as well as the acquisition-related costs.
HUBBELL INCORPORATED-Form 10-Q    43

Back to Contents
•Ability to successfully manage and integrate acquired businesses, such as the acquisitions of Ventev, Nicor and DMC Power, as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition due to potential adverse reactions or changes to business or employee relationships resulting from completion of the transaction, competitive responses to the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the acquired business, diversion of management's attention from ongoing business operations and opportunities, and litigation relating to the transaction.
•The impact of certain divestitures, including the benefits and costs of the sale of the residential lighting business.
•The ability to effectively implement Enterprise Resource Planning systems without disrupting operational and financial processes.
•The ability of government customers to meet their financial obligations.
•Political unrest and military actions in foreign countries, including conflicts in Ukraine and the Middle East, and trade tensions with China, as well as the impact on world markets and energy supplies and prices resulting therefrom, including the U.S. Israel-Iran conflict, which has had substantial effects on global trade, the energy markets and the financial markets.
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
•Other factors described in our Securities and Exchange Commission filings, including in the “Business”, “Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures about Market Risk” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in this report, where applicable.

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

In the operation of its business, the Company has exposures to fluctuating foreign currency exchange rates, availability of purchased finished goods and raw materials, changes in material prices, foreign sourcing issues, and changes in interest rates. There have been no significant changes in our exposure to these market risks during the three months ended March 31, 2026. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

HUBBELL INCORPORATED-Form 10-Q    44

Back to Contents

ITEM 4	Controls and Procedures

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HUBBELL INCORPORATED-Form 10-Q    45

Back to Contents

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 12, 2025, the Board of Directors approved and announced a stock repurchase program (the “2025 Program”) that authorizes the repurchase of up to $500.0 million of common stock and expires in February 2028. In the first quarter of 2026 the Company repurchased $172.5 million of shares, for which $167.5 million of those repurchases had cash-settled by quarter end. At March 31, 2026, our remaining share repurchase authorization was $327.5 million. Subject to numerous factors, including market conditions and alternative uses of cash, we may conduct discretionary repurchases through open market or privately negotiated transactions, which may include repurchases under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following table summarizes the Company's repurchase activity of common stock under the repurchase programs during the quarter ended March 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (000s)(1)	Average Price Paid Per Share of Common Stock(1)	Approximate Value of Shares that May Yet be Purchased Under the Plans (in millions)	Total number of shares purchased as part of publicly announced plans (000s)
January 1, 2026 - January 31, 2026	—	$—	$500.0	—
February 1, 2026 - February 28, 2026	156	$513.86	$426.6	143
March 1, 2026 - March 31, 2026	205	$482.87	$327.5	205
TOTAL FOR THE QUARTER ENDED MARCH 31, 2026	361	$496.23	$327.5	348
(1) The total number of share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted stock awards.

ITEM 5	Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
HUBBELL INCORPORATED-Form 10-Q    46

Back to Contents

ITEM 6	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Change in Control Severance Agreement, dated as of January 1, 2026, between Hubbell Incorporated and Joseph A. Capozzoli	10-K	001-02958	10.15	2/12/2026
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101
The following materials from Hubbell Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
*
104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)					*

*	Filed herewith
**	Furnished herewith

HUBBELL INCORPORATED-Form 10-Q    47

Back to Contents
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2026

HUBBELL INCORPORATED

By	/s/ Joseph A. Capozzoli	By	/s/ Jonathan M. Del Nero
	Joseph A. Capozzoli		Jonathan M. Del Nero
	Senior Vice President, Chief Financial Officer		Vice President, Controller (Principal Accounting Officer)
HUBBELL INCORPORATED-Form 10-Q    48